Form 10-Q
period 1996-03-31
CS FIRST BOSTON MORTGAGE SECURITIES CORP /DE/
filed 1996-05-03
CIK 802106

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

         --------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1996
                            Commission File Numbers
           33-12541, 33-47579, 33-11924, 33-59342, 33-65950, 33-82354

                    CS FIRST BOSTON MORTGAGE SECURITIES CORP.
     (Exact name of registrant as specified in its registration statements)

                   Delaware                                  13-3320910
- - ----------------------------------------------  ------------------------------------
(State or other jurisdiction of incorporation)  (I.R.S. Employer Identification No.)



Park Avenue Plaza, New York, New York                        10055
- - ----------------------------------------             ---------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           212-322-1811
                                                     ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                        outstanding as of April 22, 1996

                    CS FIRST BOSTON MORTGAGE SECURITIES CORP.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I       FINANCIAL INFORMATION
       Item  1.   Financial Statements

                  Statements of Financial Condition as of
                       March 31, 1996 and December 31, 1995                  3

                  Statements of Operations for the Three Months Ended
                       March 31, 1996 and 1995                               4

                  Statements of Cash Flows for the Three Months Ended
                       March 31, 1996 and 1995                               5

                  Notes to Financial Statements                              6

       Item  2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                   7

PART II      OTHER INFORMATION

       Item  1.   Legal Proceedings                                          8

       Item  2.   Changes in Securities                                      8

       Item  3.   Defaults Upon Senior Securities                            8

       Item  4.   Submission of Matters to a Vote of Security Holders        8

       Item  5.   Other Information                                          8

       Item  6    Exhibits and Reports on Form 8-K                           8

SIGNATURE                                                                    9

INDEX TO EXHIBITS                                                           10

                    CS FIRST BOSTON MORTGAGE SECURITIES CORP.
                        STATEMENTS OF FINANCIAL CONDITION

                                                               March 31,       December 31,
                                                                 1996              1995
                                                               ---------       ------------
                                                              (unaudited)
                                                    (in thousands, except par value and share data)
Assets:
- - -------

Cash                                                             $ 11             $   11
Investment in trusts                                              618                623
Deferred debt issuance costs                                        0                945
                                                                 ----             ------

          Total Assets                                           $629             $1,579
                                                                 ====             ======


Liabilities and Stockholder's Equity:
- - -------------------------------------

Payable to CS First Boston Securities
   Corporation                                                   $628             $1,578
                                                                 ----             ------

          Total Liabilities                                       628              1,578

Stockholder's Equity:
Common Stock, (par value $1.00 per share,
   1,000 shares authorized and outstanding)                         1                  1
                                                                 ----             ------

          Total Liabilities and Stockholder's Equity             $629             $1,579
                                                                 ====             ======




                       See Notes to Financial Statements.

                    CS FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Three Months      Three Months
                                                               Ended             Ended
                                                           March 31, 1996    March 31, 1995
                                                           --------------    --------------
                                                                    (in thousands)
Revenues:
     Net gains on sales of beneficial interests in
          trusts                                               $  --             $  --
                                                               -----             -----

Expenses:
     General and administrative expenses                          --                --
                                                               -----             -----
                                                                  --                --
                                                               -----             -----

Income from operations before income taxes                        --                --
                                                               -----             -----
Income taxes                                                      --                --
                                                               -----             -----

Net income                                                     $  --             $  --
                                                               =====             =====





                       See Notes to Financial Statements.

                    CS FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                  Three Months        Three Months
                                                     Ended               Ended
                                                 March 31, 1996      March 31, 1995
                                                 --------------      --------------
                                                           (in thousands)
Cash Flows From Operating Activities:

   Decrease in investments in trusts                 $  5                $  27
                                                     ----                -----
Net Cash Flows Provided by
     Operating Activities                               5                   27
                                                     ----                -----
Cash Flows From Financing Activities:

   Decrease in deferred debt issuance costs           945                   --
   Decrease in payable to CS First Boston
          Securities Corporation                     (950)                 (27)
                                                     ----                -----

Net Cash Flows Used For Financing Activities           (5)                 (27)
                                                     ----                -----

Net increase (decrease) in cash                        --                   --
Cash at beginning of period                            11                   11
                                                     ----                -----
Cash at end of period                                $ 11                $  11
                                                     ====                =====




                       See Notes to Financial Statements.

                    CS FIRST BOSTON MORTGAGE SECURITIES CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

(1)      Description of Business

         CS First Boston Mortgage Securities Corp. (the "Company"), is a wholly owned subsidiary of CS First Boston Securities Corporation ("FBSC"), which is a wholly owned subsidiary of CS First Boston, Inc., a privately owned holding company.

         The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the significant accounting policies is set forth in Note 2 to the Company's December 31, 1995 Financial Statements contained in the Company's 1995 Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The principal activities of the Company include (i) issuing and selling collateralized mortgage obligations (the "Bonds"), (ii) issuing and selling Strips of Participation Certificates ("Splits"), (iii) issuing and selling Conduit Mortgage Pass-Through Certificates ("Conduits"),
         (iv) issuing and selling Commercial/Multifamily Mortgage Pass-Through Certificates ("Multifamily") and (v) issuing and selling Home Equity Loan Pass-Through Certificates ("Home Equity").

         Results of Operations

         The Company recorded no gains or (losses) on the sale of beneficial interests in trusts for the three months ended March 31, 1996 and March 31, 1995.

         There were no Bonds, Conduits, Splits, Multifamily or Home Equities issued during the three months ended March 31, 1996 and March 31, 1995.

         Liquidity and Capital Resources

         The Company utilizes FBSC to borrow funds and facilitate the settlement of all transactions through intercompany accounts of which no interest is charged by FBSC to the Company.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.

Item 2.           Changes in Securities

                  Not applicable.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits:

                      Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-47579).

                      By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-47579).

                      Form of Indenture (incorporated by reference to Exhibit 4 to Registration Statement No. 33-11924).

                      Form of Standard Terms and Provisions of Pooling and Servicing Mortgage Loans/Mortgage Certificates (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-47579).

                  (b) Reports on Form 8-K

                      None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CS First Boston Mortgage
                                         Securities Corp.


                                        By: THOMAS M. ZINGALLI
                                            ------------------
                                               Thomas M. Zingalli
                                               Controller and Principal
                                                  Accounting Officer
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)




Dated:  April 22, 1996

                                INDEX TO EXHIBITS

Exhibit
Number    Description of Exhibit                                            Page
- - ------    ----------------------                                            ----
3.1       Restated Certificate of Incorporation of the Company                *

3.2       By-Laws of the Company                                              *

4         Form of Indenture                                                  **

4.1       Form of Standard Terms and Provisions of Pooling and
          Servicing Mortgage Loans/Mortgage Certificates                      *

* Incorporated by reference to the same Exhibits in Registration Statement No. 33-47579 on Form S-11 filed with the Securities and Exchange Commission.

** Incorporated by reference to the same Exhibits in Registration Statement No. 33-11924 on Form S-11 filed with the Securities and Exchange Commission.