Form 10-Q
period 1996-06-30
CS FIRST BOSTON MORTGAGE SECURITIES CORP /DE/
filed 1996-08-05
CIK 802106

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

         --------------------------------------------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 1996
   Commission File Numbers 33-12541, 33-47579, 33-11924, 33-59342, 33-65950,
                                    33-82354

                    CS FIRST BOSTON MORTGAGE SECURITIES CORP.
                    -----------------------------------------
     (Exact name of registrant as specified in its registration statements)



                  Delaware                                            13-3320910
- ----------------------------------------------           ------------------------------------
(State or other jurisdiction of incorporation)           (I.R.S. Employer Identification No.)

Park Avenue Plaza, New York, New York                                 10055
- ----------------------------------------------           ------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                    212-322-1811
                                                         ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                         outstanding as of July 31, 1996

                    CS FIRST BOSTON MORTGAGE SECURITIES CORP.
                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I     FINANCIAL INFORMATION

     Item  1.     Financial Statements

                  Statements of Financial Condition as of
                         June 30, 1996 and December 31, 1995                 3

                  Statements of Operations for the Six Months Ended
                         June 30, 1996 and 1995                              4

                  Statements of Cash Flows for the Six Months Ended
                         June 30, 1996 and 1995                              5

                  Notes to Financial Statements                              6

     Item  2.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                 7

PART II        OTHER INFORMATION

     Item  1.     Legal Proceedings                                          8

     Item  2.     Changes in Securities                                      8

     Item  3.     Defaults Upon Senior Securities                            8

     Item  4.     Submission of Matters to a Vote of Security Holders        8

     Item  5.     Other Information                                          8

     Item  6      Exhibits and Reports on Form 8-K                           8

SIGNATURE                                                                    9

INDEX TO EXHIBITS                                                           10

                    CS FIRST BOSTON MORTGAGE SECURITIES CORP.
                        STATEMENTS OF FINANCIAL CONDITION



                                                          June 30,         December 31,
                                                            1996              1995
                                                            ----              ----
                                                         (unaudited)
                                                 (in thousands, except par value and share data)
Assets:

Cash                                                        $ 11             $   11
Investment in trusts                                         614                623
Deferred debt issuance costs                                   0                945
                                                            ----             ------

          Total Assets                                      $625             $1,579
                                                            ====             ======


Liabilities and Stockholder's Equity:

Payable to CS First Boston Securities
   Corporation                                              $624             $1,578
                                                            ----             ------


          Total Liabilities                                  624              1,578
                                                            ----             ------



Stockholder's Equity:

Common Stock, (par value $1.00 per share,
   1,000 shares authorized and outstanding)                    1                  1
                                                            ----             ------

          Total Liabilities and Stockholder's Equity        $625             $1,579
                                                            ====             ======




                       See Notes to Financial Statements.

                    CS FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                       Six Months      Six Months
                                                         Ended           Ended
                                                     June 30, 1996   June 30, 1995
                                                     -------------   -------------
                                                            (in thousands)
Revenues:
     Net gains on sales of beneficial interests in
          trusts                                          $--             $--

Expenses:
     General and administrative expenses                   --              --
                                                          ---             ---

                                                           --              --
                                                          ---             ---

Income from operations before income taxes                 --              --
                                                          ---             ---
Income taxes                                               --              --
                                                          ---             ---

Net income                                                $--             $--
                                                          ===             ===




                       See Notes to Financial Statements.

                    CS FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                     Six Months          Six Months
                                                       Ended               Ended
                                                    June 30, 1996      June 30, 1995
                                                    -------------      -------------
                                                              (in thousands)
Cash Flows From Operating Activities:

Net income                                               $  --             $ --
Adjustments to reconcile net income
     to net cash provided by (used for)
     operating activities:
Decrease in investment in trusts                             9               40
                                                         -----             ----
Net Cash Flows Provided by Operating Activities              9               40
                                                         -----             ----


Cash Flows From Financing Activities:

Decrease in deferred debt issuance costs                   945               --
Decrease in payable to CS First Boston
     Securities Corporation                               (954)             (40)
                                                         -----             ----
Net Cash Flows Used by Financing Activities                 (9)             (40)
                                                         -----             ----
Net increase (decrease) in cash                             --               --
Cash at beginning of period                                 11               11
                                                         -----             ----
Cash at end of period                                    $  11             $ 11
                                                         =====             ====




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

         Results of Operations

         The Company recorded no gains or (losses) on the sale of beneficial interests in trusts for the six months ended June 30, 1996 and June 30, 1995.

         During the six months ended June 30, 1996, the Company issued, as depositor, aggregate principal amounts of Bonds, Conduits, Splits, Multifamily and Home Equities of $305,580,000. There were no Bonds, Conduits, Splits, Multifamily or Home Equities issued during the six months ended June 30, 1995.

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

                                         CS First Boston Mortgage
                                          Securities Corp.

                                         By: THOMAS M. ZINGALLI
                                             -------------------------------
                                                Thomas M. Zingalli
                                                Controller and Principal
                                                  Accounting Officer
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

Dated:  July 31, 1996

                                INDEX TO EXHIBITS


Exhibit
Number        Description of Exhibit                                             Page
- -------       ----------------------                                             ----
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

                                EXHIBITS INDEX


Exhibit No.                                   Description

     27                                 FINANCIAL DATA SCHEDULE