Form 10-Q
period 1996-09-30
CS FIRST BOSTON MORTGAGE SECURITIES CORP /DE/
filed 1996-11-12
CIK 802106

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                ------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1996
   Commission File Numbers 33-12541, 33-47579, 33-11924, 33-59342, 33-65950,
                                    33-82354

                    CS FIRST BOSTON MORTGAGE SECURITIES CORP.
     ---------------------------------------------------------------------
     (Exact name of registrant as specified in its registration statements)


          Delaware                                             13-3320910
----------------------------------------                   -------------------
(State or other jurisdiction                               (I.R.S. Employer
     of incorporation)                                     Identification No.)

Park Avenue Plaza, New York, New York                            10055
----------------------------------------                   -------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code             212-322-1811
                                                           -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                       outstanding as of October 25, 1996

                    CS FIRST BOSTON MORTGAGE SECURITIES CORP.
                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
PART I         FINANCIAL INFORMATION

         Item  1.   Financial Statements

                    Statements of Financial Condition as of
                           September 30, 1996 and December 31, 1995                3

                    Statements of Operations for the Nine Months Ended
                           September 30, 1996 and 1995                             4

                    Statements of Cash Flows for the Nine Months Ended
                           September 30, 1996 and 1995                             5

                    Notes to Financial Statements                                  6

         Item  2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                     7

PART II        OTHER INFORMATION

         Item  1.   Legal Proceedings                                              8

         Item  2.   Changes in Securities                                          8

         Item  3.   Defaults Upon Senior Securities                                8

         Item  4.   Submission of Matters to a Vote of Security Holders            8

         Item  5.   Other Information                                              8

         Item  6    Exhibits and Reports on Form 8-K                               8

SIGNATURE                                                                          9

INDEX TO EXHIBITS                                                                  10

                    CS FIRST BOSTON MORTGAGE SECURITIES CORP.
                        STATEMENTS OF FINANCIAL CONDITION


                                                                 September 30,       December 31,
                                                                     1996                1995
                                                                 ------------        -----------
                                                                 (unaudited)
                                                          (in thousands, except par value and share data)
Assets:

Cash                                                                 $ 11               $   11
Investment in trusts                                                  609                  623
Deferred debt issuance costs                                            0                  945
                                                                     ----               ------
          Total Assets                                               $620               $1,579
                                                                     ====               ======
Liabilities and Stockholder's Equity:

Payable to CS First Boston Securities
   Corporation                                                       $619               $1,578
                                                                     ----               ------
          Total Liabilities                                           619                1,578
                                                                     ----               ------
Stockholder's Equity:
Common Stock, (par value $1.00 per share,
   1,000 shares authorized and outstanding)                             1                    1
                                                                     ----               ------
          Total Liabilities and Stockholder's Equity                 $620               $1,579
                                                                     ====               ======

                       See Notes to Financial Statements.

                    CS FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                            Nine Months             Nine Months
                                                               Ended                   Ended
                                                        September 30, 1996      September 30, 1995
                                                        ------------------      ------------------
                                                                      (in thousands)
Revenues:
     Net gains on sales of beneficial interests in
          trusts                                        $         --            $         --

Expenses:
     General and administrative expenses                          --                      --
                                                        ------------            ------------
                                                                  --                      --
                                                        ------------            ------------
Income from operations before income taxes                        --                      --
                                                        ------------            ------------
Income taxes                                                      --                      --
                                                        ------------            ------------
Net income                                              $         --            $         --
                                                        ============            ============



                       See Notes to Financial Statements.

                    CS FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                          Nine Months            Nine Months
                                                             Ended                  Ended
                                                      September 30, 1996     September 30, 1995
                                                      ------------------     ------------------
                                                                      (in thousands)
Cash Flows From Operating Activities:

Net income                                                  $  --                  $ --
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities:
Decrease in investment in trusts                               14                    60
                                                            -----                  ----
Net Cash Flows Provided by Operating Activities                14                    60
                                                            -----                  ----

Cash Flows From Financing Activities:

Decrease in deferred debt issuance costs                      945                    --
Decrease in payable to CS First Boston
     Securities Corporation                                  (959)                  (60)
                                                            -----                  ----
Net Cash Flows Used by Financing Activities                   (14)                  (60)
                                                            -----                  ----
Net increase (decrease) in cash                                --                    --
Cash at beginning of period                                    11                    11
                                                            -----                  ----
Cash at end of period                                       $  11                  $ 11
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

         Results of Operations

         The Company recorded no gains or (losses) on the sale of beneficial interests in trusts for the nine months ended September 30, 1996 and September 30, 1995.

         During the nine months ended September 30, 1996, the Company issued, as depositor, aggregate principal amounts of Bonds, Conduits, Splits, Multifamily and Home Equities of $1,225,792,000. There were no Bonds, Conduits, Splits, Multifamily or Home Equities issued during the nine months ended September 30, 1995.

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


                                           CS First Boston Mortgage
                                           Securities Corp.


                                           By: /s/ THOMAS M. ZINGALLI
                                               ------------------------------
                                                   Thomas M. Zingalli
                                                   Controller and Principal
                                                     Accounting Officer
                                                   (Duly Authorized Officer and
                                                   Principal Accounting Officer)


Dated:  October 25, 1996

                                INDEX TO EXHIBITS

Exhibit
Number     Description of Exhibit                                       Page
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