Form 10-K
period 1996-12-31
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 1997-03-28
CIK 802106

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         --------------------------------------------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Fiscal Year Ended December 31, 1996
         Commission File Numbers 33-99612, 33-11623, 33-15833, 33-16145

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
     (Exact name of registrant as specified in its registration statements)



          Delaware                                      13-3320910
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation)

11 Madison Avenue, New York, New York                                 10010
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                212- 322-1811

Securities registered pursuant to section 12(b) of the Act:  None.

Securities registered pursuant to section 12(g) of the Act:

            Title of                              Number of shares outstanding
           each class                                as of December 31, 1996

          Common Stock                                        1,000
   par value $1.00 per share


As of March 21, 1997 none of the Registrant's Common Stock was held by non-affiliates.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X     No
      ---       ---

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------

PART I

    Item 1. Business                                                           3
    Item 2. Properties                                                         6
    Item 3. Legal Proceedings                                                  6
    Item 4. Submission of Matters to a Vote of Security Holders                7

PART II

    Item  5. Market for Registrant's Common Equity and Related
                  Stockholder Matters                                          7
    Item  6. Selected Financial Data                                           7
    Item  7. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7
    Item 8. Financial Statements                                               8
    Item 9. Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         15

PART III

    Item 10. Directors and Executive Officers of the Registrant               15
    Item 11. Executive Compensation                                           15
    Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                              15
    Item 13. Certain Relationships and Related Transactions                   15

PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                                 16

SIGNATURES                                                                    17
INDEX TO EXHIBITS                                                             18
CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     19

PART I

Item 1.       Business

              Credit Suisse First Boston Mortgage Securities Corp. (formerly CS First Boston Mortgage Securities Corp.) (the "Company"), is a wholly owned subsidiary of Credit Suisse First Boston Management Corporation (formerly CS First Boston Securities Corporation) ("FBSC"), which is a wholly owned subsidiary of Credit Suisse First Boston, Inc., (formerly CS First Boston, Inc.) a privately owned holding company. The Company was incorporated in the State of Delaware on December 31, 1985.

              The Company was organized to form trusts to issue and sell Collateralized Mortgage Obligations ("CMOs") backed by mortgage-backed certificates (the "Certificates") issued and guaranteed as to the payment of principal and interest by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and/or mortgage loans and participations therein; to issue Strips of Participation Securities ("SPLITS") backed by Certificates; and to issue Conduit Mortgage Pass-Through Certificates ("Conduits") representing undivided fractional interests in a trust formed by the Company, where the trust property consists of a pool of mortgage loans.

              Shelf registrations filed for the Company since inception are as follows (dollars in thousands):

                     Commission             Date of                       Shelf                    Type of
                      File #                Filing                        Amount                   Issue
                      ------                ------                        ------                   -----
                      33-3119              02/12/86                   $1,000,000                   CMO
                      33-4884              04/15/86                    2,000,000                   CMO
                      33-8856              09/18/86                    1,000,000                   SPLIT
                      33-10305             11/19/86                      250,000                   Conduit
                      33-10311             11/20/86                    2,000,000                   CMO
                      33-11750             02/04/87                    2,000,000                   CMO
                      33-11924             02/12/87                    2,000,000                   CMO
                      33-12461 (A)         03/06/87                    1,000,000                   Conduit
                      33-12541             03/10/87                    2,000,000                   SPLIT
                      33-37221             10/16/90                      500,000                   Conduit
                      33-47579             04/26/92                    1,700,000                   Conduit
                      33-59342             05/05/93                      500,000                   Commercial/Multifamily
                      33-65950             07/13/93                      500,000                   Home Equity
                      33-82354             08/11/94                      500,000                   Commercial/Multifamily
                      33-98604             11/08/95                    1,000,000                   Commercial/Multifamily
                      33-99612             11/17/95                    3,000,000                   Conduit
                      33-99612 (B)         11/29/95                    1,740,000                   Conduit
                      33-11623             09/09/96                      800,000                   Conduit
                      33-15833             11/08/96                      800,000                   Conduit
                      33-16145             11/14/96                      300,000                   Conduit



 (A) Represents amendment No. 1 effectively increasing the shelf amount from $250,000 to $ 1,000,000 as filed on Form S-11 #33-10305.

 (B) Represents amendment No. 1 effectively decreasing the shelf amount from $3,000,000 to $1,740,000 as filed on Form S-11 #33-99612.

              The Company established the following Trusts which have issued Collateralized Mortgage Obligations since inception (dollars in thousands):

                                            Pricing               Type of               Principal
      Trust               Series             Date                Collateral              Amount
      -----               ------             ----                ----------              ------
        I                   A              04/07/86                 FNMA             $         140,000
        I                   B              04/07/86                FHLMC                       249,000
        II                  A              06/04/86                FHLMC                       500,000
       III                  A              06/25/86                 FNMA                       162,000
        IV                  A              10/21/86                 FNMA                       161,800
        IV                  B              10/21/86                FHLMC                       396,265
        V                   A              10/30/86                FHLMC                       500,000
        VI                  A              12/02/86                 FNMA                       185,000
       VII                  A              12/03/86                FHLMC                       240,000
       VII                  B              12/04/86                 GNMA                       300,000
       VIII                 A              12/05/86                 FNMA                       500,000
        IX                  A              01/07/87                 FNMA                       350,000
        X                   A              01/15/87                 FNMA                       300,000
        XI                  A              02/26/87                 GNMA                     1,000,000
        12                  A              03/25/87                FHLMC                       250,000
        13                  A              03/31/87                FHLMC                       250,000
        14                  A              04/20/87                 FNMA                       200,000
        15                  A              05/12/87              FHLMC/FNMA                    250,000
        16                  A              05/27/87                 GNMA                       150,000
        17                  A              06/16/87              FHLMC/FNMA                    270,000
        18                  A              06/30/88                 GNMA                       500,100
        19                  A              09/28/88                FHLMC                       203,615
        20                  A              08/29/90                 GNMA                       154,500
        21                  A              04/30/91                 GNMA                        69,514
                                                                                            ----------
                                                                                            $7,281,794
                                                                                            ----------



             The Company has sold, through private placements, the beneficial interests in Owner Trusts since inception:

                       Percent of beneficial interest sold
                             during the year ended:
                             ----------------------

Trust                        1986                    1987                 1988
-----                        ----                    ----                 ----
    I                       100.000%
   II                         98.000
  III                         98.000
   IV                                              98.000%
    V                                             100.000
   VI                                              98.000
  VII                                             100.000
 VIII                                              98.000
   IX                                              98.635
    X                                             100.000
   XI                                             100.000

                       Percent of beneficial interest sold
                             during the year ended:
                             ----------------------

Trust                   1987                   1988                   1990                   1991
-----                   ----                   ----                   ----                   ----
    12                100.000%
    13                 99.800
    14                 99.800
    15                 99.800
    16                100.000
    17                100.000
    18                                       100.000%
    19                                       100.000
    20                                                              100.000%
    21                                                                                     100.000%



              There were no beneficial interests in Owner Trusts sold by the Company during the three years ended December 31, 1996.

              The Company, as Seller, has also issued the following SPLITS since inception (dollars in thousands):

                               Pricing               Type of             Principal
        Series                  Date               Collateral              Amount
        ------                  ----               ----------              ------
        1987-A                02/19/87                FHLMC              $   445,000
        1987-B                03/13/87                FNMA                   275,000
        1987-C                03/27/87                GNMA                   126,900
        1987-D                04/13/87                GNMA                   110,000
        1988-E                09/07/88                GNMA                   200,000
                                                                         -----------
                                                                         $ 1,156,900
                                                                         -----------



              The Company established the following Trust Funds, which sold Conduit Mortgage Pass-Through Certificates since inception (dollars in thousands):

                                                       Pricing      Principal
Series                                                  Date         Amount
------                                                  ----         ------
1987-1, Class A                                       07/16/87    $  72,600
1988-1, Class A                                       10/13/88       63,794
1988-2, Class A                                       10/19/88       95,000
1988-3, Class A                                       11/02/88       61,692
1988-4, Class A                                       11/09/88       45,893
1989-1, Class A                                       01/31/89       86,612
1989-2, Class A                                       02/09/89       81,300
1989-4, Class A                                       05/03/89       99,877
1989-5, Class A                                       12/21/89      144,015
1990-1, Class A                                       09/27/90      134,070
1991-1, Class A                                       12/24/91      110,201
1992-1, Class A                                       02/14/92      174,564
1992-2, Class A                                       07/15/92      131,153
1992-3, Class A                                       07/23/92       92,623
1992-4, Class A                                       09/17/92      156,397
1992-5, Class A                                       09/17/92      115,196

1993-1, Class A                            03/01/93                        81,879
1993-2, Class A                            03/31/93                       296,803
1993-3, Class A                            04/28/93                        50,839
1993-4, Class A                            06/11/93                       115,000
1993-5, Class A                            07/29/93                       342,468
1993-6, Class A                            08/27/93                       208,700
1993-6R                                    02/23/94                        18,997
1993-2R                                    08/15/94                        21,409
1995-1, Class A                            12/15/95                     1,278,320
1996-1, Class A                            05/28/96                       305,580
1996-1R                                    10/04/96                        73,672
1996-2                                     12/09/96                       280,000
1996-3                                     12/19/96                       278,286
                                                                    -------------
                                                                    $   5,016,940
                                                                    -------------





              The collateral in the Trust Fund issuances listed above consists of mortgage pools of fixed and adjustable rate, fully amortizing mortgage loans.

              The Company, as Seller, has also issued the following Commercial/Multifamily Mortgage Pass-Through Certificates since inception (dollars in thousands):

        Series                         Date                             Amount
        ------                         ----                             ------

        1993-M1                        08/12/93                    $    97,118
        1994-M1                        03/11/94                        157,570
        Series 94                      05/16/94                         15,000
        Series 94-E                    05/16/94                         16,802
        1994-CFB1                      06/22/94                        262,189
        1994-MHC1                      10/04/94                        303,524
        1995-AEW1                      10/30/95                        287,679
        1995-FHA1                      11/15/95                        171,543
        1995-MBL1                      11/28/95                        108,566
        1995-WF1                       12/21/95                        243,850
                                                                   -----------
                                                                   $1,663,841
                                                                   -----------



              The Company, as Seller, has also issued the following Home Equity Loan Pass-Through Certificates since inception (dollars in thousands):

       Series                             Date                       Amount
       ------                             ----                       ------
      1993-H1                          09/29/93                     $78,017
                                                                    -------
                                                                    $78,017
                                                                    -------


Item 2.       Properties

              The Company neither owns nor leases any physical property.

Item 3.       Legal Proceedings

              The Company is not a party to any material actual or pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders

              There were no matters submitted to a vote of security holders during the year ended December 31, 1996.

Part II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
              Matters

              As of March 21, 1997 all outstanding shares of the Company's common stock are owned indirectly by Credit Suisse
              First Boston, Inc. and are not traded in any exchange or in the over-the-counter market.


Item 6.       Selected Financial Data

              Selected financial data is omitted because the information is included in the financial statements or notes thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

              Results of Operations

              The Company recorded no gains on the sale of beneficial interests during the years ended December 31, 1996, 1995, and 1994.

              Net unrealized gains and losses on mortgage pass-through certificates are reflected in principal transactions. Realized gains and losses on the sale of mortgage pass-through certificates are also reflected in principal transactions. For the year ended December 31, 1996, principal transactions of $1,188,000 are included in the Company's Statement of Operations.

              During the years ended December 31, 1996, 1995 and 1994 the Company issued, as depositor, aggregate principal amounts of Bonds, Splits, Conduits, Multifamily and Home Equity of $937,538,000, $2,089,958,000, and $795,491,000 respectively.

              Management fees, professional fees and other administrative expenses are paid by FBSC on behalf of the Company.

              Liquidity and Capital Resources

              The Company utilizes FBSC to borrow funds and facilitate the settlement of all transactions through intercompany accounts as required with FBSC. FBSC does not charge the Company interest on such borrowings.

Item 8.       Financial Statements

              INDEX TO FINANCIAL STATEMENTS                           PAGE

               Independent Auditors' Report                              9

               Balance Sheets as of December 31, 1996 and 1995          10

               Statements of Operations for the Years Ended
                    December 31, 1996, 1995 and 1994                    11

               Statements of Changes in Stockholder's Equity for the
                    Years Ended December 31, 1996, 1995 and 1994        11

               Statements of Cash Flows for the Years Ended
                    December 31, 1996, 1995 and 1994                    12

               Notes to Financial Statements                            13


              Financial Statement Schedules are omitted because they are not required, inapplicable, or the information is included in the financial statements or notes thereto.

                          Independent Auditors' Report



The Board of Directors
Credit Suisse First Boston Mortgage Securities Corp.:


We have audited the accompanying balance sheets of Credit Suisse First Boston Mortgage Securities Corp. as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credit Suisse First Boston Mortgage Securities Corp. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP




March 21, 1997

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                                 BALANCE SHEETS

                                                                                                  December 31,
                                                                                               1996         1995
                                                                                               ----         ----
                                                                                     (In thousands, except par value and share data)
Assets:

Cash                                                                                          $    11     $     11
Investment in trusts                                                                              605          623
Deferred debt issuance costs                                                                       --          945
Mortgage Pass-Through Certificates                                                              7,952           --
Resale agreements                                                                              23,109           --
Receivables from affiliates                                                                        76           --
Accrued Interest                                                                                  542           --
                                                                                            ---------     --------

                                              Total Assets                                  $  32,295     $  1,579
                                                                                            ---------     --------



Liabilities and Stockholder's Equity:

Securities sold not yet purchased:
   U.S. Government treasury notes                                                              22,859           --
Payables to affiliates                                                                          7,855        1,578
Accrued interest                                                                                  712           --
                                                                                            ---------     --------


                                              Total Liabilities                                31,426        1,578
                                                                                            ---------     --------


Stockholder's Equity:

Common Stock, (par value $1.00 per share,
  1,000 shares authorized and outstanding)                                                          1            1
Retained earnings                                                                                 868           --
                                                                                            ---------     --------


                                              Total Stockholder's Equity                          869            1
                                                                                            ---------     --------


                                              Total Liabilities and Stockholder's Equity    $  32,295    $   1,579
                                                                                            =========    =========


                       See Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF OPERATIONS

                                                                                                Year Ended December 31,
                                                                                          1996            1995            1994
                                                                                          ----            ----            ----

                                                                                                         (in thousands)
Revenues:
Net gains on sales of beneficial interests in trusts                                     $   --       $       --       $         --
Principal transactions                                                                    1,188               --                 --
Interest income                                                                             535               --                 --
                                                                                         ------       ----------       ------------
                           Total revenues                                                 1,723               --                 --


Expenses:
Interest expense                                                                            388               --                 --
General and administrative expenses                                                          --               --                 --
                                                                                         ------       ----------       ------------
                           Total expenses                                                   388               --                 --

Income from operations before income
taxes                                                                                     1,335               --                 --

Income taxes                                                                                467               --                 --
                                                                                         ------       ----------       ------------

Net income                                                                               $  868       $       --       $         --
                                                                                         ======       ==========       ============




              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                            Year Ended December 31,
                                                                                    1996        1995         1994
                                                                                ----------    ---------    ---------
                                                                                           (in thousands)

Common stock-balance at beginning of year                                      $         1    $       1    $       1
                                                                                 ---------     --------     --------
Common stock-balance at end of year                                            $         1    $       1    $       1
                                                                                 =========     ========     ========

Retained earnings-balance at beginning of year                                 $         -    $       -    $       -
Net Income                                                                             868            -            -
                                                                                 ---------     ---------    --------
Retained earnings-balance at end of year                                       $       868    $       -     $      -
                                                                                 ----------    ---------    --------
   Total                                                                       $       869    $        1   $       1
                                                                                 =========     =========    ========


                       See Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                                  1996           1995           1994
                                                                  ----           ----           ----
                                                                            (in thousands)
Cash Flows From Operating Activities:

Net income                                                   $     868        $    --       $     --
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Decrease in investments in and distribution by trusts            18             66            143
   Decrease in other assets                                         --             --            334
  (Decrease) in other liabilities                                   --             --           (447)
  (Increase) in Mortgage Pass-Through Certificates              (7,952)            --             --
  (Increase) in resale agreements                              (23,109)            --             --
  (Increase) in receivables from affiliates                        (76)            --             --
  (Increase) in accrued interest receivable                       (542)            --             --
  Increase in accrued interest payable                             712             --             --
                                                             ---------        -------         ------

Net Cash Provided by (Used for)
   Operating Activities                                        (30,081)            66             30
                                                             ---------        -------         ------


Cash Flows From Financing Activities:
Increase in securities sold not yet purchased                   22,859             --             --
Decrease in deferred debt issuance costs                           945            185             65
Increase (decrease) in payables to affiliates                    6,277           (251)           (95)
                                                             ---------        -------         ------

Net Cash (Used for) Provided by Financing
   Activities                                                   30,081            (66)           (30)
                                                             ---------        -------         ------

Net increase in cash                                                --             --             --
Cash at beginning of year                                           11             11             11
                                                             ---------        -------         ------

Cash at end of year                                          $      11        $    11         $   11
                                                             =========        =======         ======



                        See Notes to Financial Statements

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                          NOTES TO FINANCIAL STATEMENTS

1.  Description of business

    Credit Suisse First Boston Mortgage Securities Corp. (the "Company"), is a wholly owned subsidiary of Credit Suisse First Boston Management Corporation (formerly CS First Boston Securities Corporation ("FBSC"), which is a wholly owned subsidiary of Credit Suisse First Boston, Inc., (the "Parent
    Company") a privately owned holding company. The Company was granted authority to do business in the state of Delaware on April 18, 1986
    ("date of inception").

    The Company was organized to form trusts; to issue and sell Collateralized Mortgage Obligations ("CMOs"); to issue Strips of Participation Securities ("SPLITS"); and to issue Conduit Mortgage Pass- Through Certificates ("Conduits").

    CMOs are backed by mortgage-backed certificates (the "Certificates") issued and guaranteed as to the payment of principal and interest by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and/or mortgage loans and participations therein. SPLITS are backed by Certificates. Conduits represent undivided fractional interests in a trust formed by the Company, where the trust property consists of a pool of mortgage loans.

    Since inception, the Company has had the following activity:

         - Established 21 Trusts which have issued CMO's with an aggregate principal balance of $7,281,794,000 as of their respective date of issuance. Additionally, the Company sold, through private placements, 21 Trusts consisting of beneficial interests in Owner Trusts. There were no Trusts issued during the years ended December 31, 1996, 1995, and 1994, respectively.

         - As seller, has issued 5 series of SPLITS with an aggregate principal balance of $1,156,900,000 as of their respective date of issuance. No SPLITS have been issued since 1988.

         - Established 29 Trust Funds which sold Conduits with an aggregate principal balance of $5,016,940,000 as of their respective date of issuance, including $937,538,000, $1,278,320,000, and $40,406,000 issued during the years ended December 31, 1996, 1995, and 1994, respectively.

         - As seller, has issued 10 series of Multifamily certificates with an aggregate principal balance of $1,663,841,000 as of their respective date of issuance, including $811,638,000 and $755,085,000 issued during the years ended December 31, 1995 and 1994, respectively. There were no Multifamily certificates issued during 1996.

         - As seller, has issued 1 series of Home Equity certificates with an aggregate principal balance of $78,017,000 as of December 31, 1993. There were no Home Equity certificates issued since 1993.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                          NOTES TO FINANCIAL STATEMENTS

2.       Summary of significant accounting policies

         Deferred debt issuance costs, which consist primarily of shelf registration costs, are allocated to the specific Trust to which the expense relates on the date of issuance and are included in the cost of investment upon sale.

         The Company's investments in the Trusts are carried at cost less cash distributions received to date. Cash in excess of the Company's cost is recognized as income when received.

         The Company utilizes FBSC to borrow funds and facilitate the settlement of all transactions through intercompany accounts of which no interest is charged by FBSC to the Company.

         The Company is included in the consolidated federal and combined state and local income tax returns of Credit Suisse First Boston, Inc. The amount of income tax expense is computed on a separate company basis and allocated by Credit Suisse First Boston, Inc. to the Company.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.       Mortgage Pass-Through Certificates

         In the normal course of business, the Company establishes trusts which sell mortgage pass-through certificates. All certificates are generally purchased from the trust by the underwriter and sold to third parties. As of December 31, 1996, the Company held $7,952,000 of certificates which they purchased directly from the trust. As of December 31, 1995 and 1994, respectively, all mortgage pass-through certificates were sold to third parties and none were held by the Company. The certificates are carried at market value and are expected to be sold in the near future. To acquire the mortgage pass-through certificates, the Company established an intercompany loan included in payables to affiliates on the balance sheet. The company is hedging the mortgage pass-through certificates with U.S. Government treasury notes sold not yet purchased.

4.       Related party transactions

         In the normal course of business, the Company enters into securities transactions with affiliated companies. In addition, the Company enters into resale agreements with affiliated companies at prevailing interest rates. These affiliates have collateralized their borrowings with U.S. Government treasury notes whose market values approximate the amount of the borrowing. At December 31, 1996, there were $23,109,000 of such resale agreements outstanding.

5.       Reorganization

         On July 1, 1996 the Parent Company's principal shareholder, CS Holding, announced a plan to reorganize its corporate structure, including the operations of the Parent Company. This reorganization was fully implemented as of January 1, 1997. Pursuant to this reorganization, CS Holding changed its name to Credit Suisse Group and is comprised of four distinct business units. As part of this reorganization the Parent Company changed its name from CS First Boston, Inc. to Credit Suisse First Boston, Inc. and the Company changed its name from CS First Boston Mortgage Securities Corp. to Credit Suisse First Boston Mortgage Securities Corp. FBSC changed its name from CS First Boston Securities Corporation to Credit Suisse First Boston Management Corporation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.


PART III

Item 10.     Directors and Executive Officers of the Registrant

             The directors and executive officers of the Company are as follows:

                     NAME                  AGE              TITLE                                  DATE ELECTED
                     ----                  ---              -----                                  ------------
          Lawrence A. Shelley              38        President and Director                          02/26/97
          Diane Manno                      38        Treasurer                                       09/13/96
          Rhonda G. Matty                  38        Assistant Secretary                             08/24/94
          Thomas A. DeGennaro              42        Director of Taxes                               07/16/90
          Thomas M. Zingalli               38        Controller and Principal
                                                      Accounting Officer                             08/05/94



Item 11.     Executive Compensation

             No compensation was paid by the Company to persons who were directors, officers or employees of the Company for their services as directors or officers of the Company.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

             Not applicable.

Item 13.     Certain Relationships and Related Transactions

             Not applicable.

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a)  The following documents are filed as part of this report:

                (1)  Financial Statements:

                    The Financial Statements and Notes to Financial Statements appear on pages 10 through 14. The Report of Independent Auditors, KPMG Peat Marwick LLP, pertaining to the 1996, 1995 and 1994 financial statements appears on page 9.

                (2)  Financial Statement Schedules

                    Financial Statement Schedules are omitted because they are not required, inapplicable, or the information is included in the financial statements or notes thereto.

                (3)  Exhibits:

                    Articles of Incorporation of the Company as of December 31, 1985 (incorporated by reference to Exhibit 3.1 of the Company's Form S-11 Registration Statement No. 33-8856 dated September 18, 1986).

                    By-Laws of the Company as of December 31, 1985 (incorporated by reference to Exhibit 3.2 of the Company's Form S-11 Registration Statement No. 33-8856 dated September 18,
                    1986).

           (b)  Reports on Form 8-K

                None.

           (c)  Exhibits filed as part of this report are included in Item 14(a)
               (3) above.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March , 1997.


                      CREDIT SUISSE FIRST BOSTON MORTGAGE
                                SECURITIES CORP.


By:     LAWRENCE A. SHELLEY
        -----------------------------
        Lawrence A. Shelley
        President and Director





    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 1997.


By:     DIANE MANNO                           By:   RHONDA G. MATTY
        -----------                                 ---------------
        Diane Manno                                 Rhonda G. Matty
        Treasurer                                   Assistant Secretary


By:     THOMAS A. DEGENNARO                   By: THOMAS M. ZINGALLI
        -------------------                       ------------------
        Thomas A. DeGennaro                       Thomas M. Zingalli
        Director of Taxes                         Controller and Principal
                                                  Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number            Description of Exhibit                                         Page
------            ----------------------                                         ----

3.1     Articles of Incorporation of the Company as of December 31, 1985.         *

3.2     By-Laws of the Company as of December 31, 1985.                           *





 * Incorporated by reference to the same Exhibits in Registration Statement No. 33-8856 on Form S-11 filed with the Securities and Exchange Commission on September 18, 1986.

                         Consent of Independent Auditors



The Board of Directors
Credit Suisse First Boston Mortgage Securities Corp.:

We consent to incorporation by reference in the registration statement Nos. 33-99612, 33-11623, 33-15833. and 33-16145 on Form S-3 of Credit Suisse First
Boston Mortgage Securities Corp. of our report dated March 21, 1997 relating to the balance sheets of Credit Suisse First Boston Mortgage Securities Corp. as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three year period ended December 31, 1996, which report appears in the December 31, 1996 report on Form 10-K of Credit Suisse First Boston Mortgage Securities Corp.

KPMG Peat Marwick LLP



March  21, 1997