Form 10-Q
period 1997-03-31
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 1997-05-15
CIK 802106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

             ------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1997
         Commission File Numbers 33-99612, 33-11623, 33-15833, 33-16145

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
     (Exact name of registrant as specified in its registration statements)



                    Delaware                                   13-3320910
-------------------------------------------------       ------------------------
(State or other jurisdiction of incorporation)             (I.R.S. Employer)
                                                           Identification No.

11 Madison Avenue, New York, New York                            10010
-------------------------------------------------       ------------------------
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code           212-322-1811
                                                        ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                          outstanding as of May 1, 1997

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
                                      INDEX
                                      -----


                                                                           Page
                                                                          Number
                                                                          ------

PART I            FINANCIAL INFORMATION

       Item     1.  Financial Statements

                    Statements of Financial Condition as of  March 31, 1997
                                 and December 31, 1996                         3

                    Statements of Operations for the Three Months Ended
                                 March 31, 1997 and 1996                       4

                    Statements of Cash Flows for the Three Months Ended
                                 March 31, 1997 and 1996                       5

                    Notes to Financial Statements                              6

       Item     2.  Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations           7

PART II         OTHER INFORMATION

       Item     1.  Legal Proceedings                                          8

       Item     2.  Changes in Securities                                      8

       Item     3.  Defaults Upon Senior Securities                            8

       Item     4.  Submission of Matters to a Vote of Security Holders        8

       Item     5.  Other Information                                          8

       Item     6.  Exhibits and Reports on Form 8-K                           8

SIGNATURE                                                                      9

INDEX TO EXHIBITS                                                             10

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------


                                                         March 31,  December 31,
                                                           1997        1996
                                                       -----------  ------------
                                                       (unaudited)
                                                       (in thousands, except par
                                                         value and share data)

Assets:

Cash                                                     $      11    $      11
Investment in trusts                                           601          605
Mortgage Pass-Through Certificates                           3,464        7,952
Resale agreements                                               --       23,109
Receivables from affiliates                                      5           76
Accrued Interest                                               136          542
                                                         ---------    ---------

             Total Assets                                $   4,217    $  32,295
                                                         =========    =========


Liabilities and stockholder's Equity:

Securities sold not yet purchased:
    U.S. Government treasury notes                              --       22,859
Payables to affiliates                                       3,305        7,855
Accrued Interest                                                --          712
                                                         ---------    ---------


             Total Liabilities                               3,305       31,426
                                                         ---------    ---------

Stockholder's Equity:

Common stock, (par value $1.00 per share,
   1,000 shares authorized and outstanding)                      1            1
Retained earnings                                              911          868
                                                         ---------    ---------

             Total Stockholder's Equity                        912          869
                                                         ---------    ---------

             Total Liabilities and Stockholder's Equity  $   4,217    $  32,295
                                                         =========    =========


                       See Notes to Financial Statements.

           CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                  March 31, 1997  March 31, 1996
                                                  --------------  --------------
                                                          (in thousands)


Revenues:
Net gains on sales of beneficial interests
     in trusts                                      $      --      $      --
Principal transactions                                     68             --
Interest income                                           165             --
                                                    ---------      ---------
             Total revenues                               233             --


Expenses:
Interest expense                                          100             --
General and administrative expenses                        67             --
                                                    ---------      ---------
             Total expenses                               167             --


Income from operations before income
taxes                                                      66             --

Income taxes                                               23             --
                                                    ---------      ---------

Net income                                          $      43      $      --
                                                    =========      =========


                       See Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (unaudited)


                                                   Three Months    Three Months
                                                      Ended           Ended
                                                  March 31, 1997  March 31, 1996
                                                  --------------  --------------
                                                          (in thousands)



Cash Flows From Operating Activities:

Net income                                           $      43      $      --
Adjustments to reconcile net income to net cash
      Provided by (Used for) operating activities:
      Decrease in investments in and distribution
      by trusts                                              4              5
      Decrease in Mortgage Pass-Through Certificates     4,488             --
      Decrease in resale agreements                     23,109             --
      Decrease in receivables from affiliates               71             --
      Decrease in accrued interest receivable              406             --
      (Decrease) in accrued interest payable              (712)            --
                                                     ---------      ---------
Net Cash Provided by (Used for)
      Operating Activities                              27,409              5
                                                     ---------      ---------


Cash Flows From Financing Activities:

(Decrease) in securities sold not yet purchased        (22,859)            --
Decrease in deferred debt issuance costs                    --            945
(Decrease) in payables to affiliates                    (4,550)          (950)
                                                     ---------      ---------
Net Cash (Used for) Provided by Financing
      Activities                                       (27,409)            (5)
                                                     ---------      ---------

Net increase in cash                                        --             --
                                                     ---------      ---------
Cash at beginning of year                                   11             11
                                                     ---------      ---------
Cash at end of year                                  $      11      $      11
                                                     =========      =========


                        See Notes to Financial Statements

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)




(1)      Description of Business
         -----------------------


         Credit Suisse First Boston Mortgage Securities Corp. (the "Company"), is a wholly owned subsidiary of Credit Suisse Management Corporation ("FBSC"), which is a wholly owned subsidiary of Credit Suisse First Boston, Inc., a privately owned holding company.

         The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the significant accounting policies is set forth in Note 2 to the Company's December 31, 1996 Financial Statements contained in the Company's 1996 Form 10-K.

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

         Results of Operations
         ---------------------

         The Company recorded no gains or (losses) on the sale of beneficial interests in trusts for the three months ended March 31, 1997 and March 31, 1996.

         During the three months ended March 31, 1997, the Company issued, as depositor, aggregate principal amounts of Bonds, Conduits, Splits, Multifamily and Home Equities of $87,303,000. There were no Bonds, Conduits, Splits, Multifamily or Home Equities issued during the three months ended March 31, 1996.

         Net unrealized gains and losses on mortgage pass-through certificates are reflected in principal transactions. Realized gains and losses on the sale of mortgage pass-through certificates are also reflected in principal transactions. For the three months ended March 31, 1997, principal transactions of $68 are included in the Company's Statement of Operations.

         Management fees, professional fees and other administrative expenses are paid by FBSC on behalf of the Company.

         Liquidity and Capital Resources
         -------------------------------

         The Company utilizes FBSC to borrow funds and facilitate the settlement of all transactions through intercompany accounts as required with FBSC. FBSC does not charge the Company interest on such borrowings.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.           Legal Proceedings
                  -----------------

                  None.

Item 2.           Changes in Securities
                  ---------------------

                  Not applicable

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Not applicable.

Item 5.           Other Information
                  -----------------

                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a) Exhibits:
                      ---------

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

                  (b) Reports on Form 8-K:
                      --------------------

              Items Reported                   Financial Statements Filed       Date of Filing
              --------------                   --------------------------       --------------
Item 2. Acquisition or Disposition of Assets        Not Applicable             January 23, 1997
Item 2. Acquisition or Disposition of Assets        Not Applicable             February 20,1997
Item 5. Other Events                                Not Applicable             March 17, 1997
Item 7. Financial Statements and Exhibits           Not Applicable             March 26, 1997
Item 7. Financial Statements and Exhibits           Not Applicable             March 27, 1997

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             Credit Suisse First Boston Mortgage
                                             Securities Corp.



                                             By: /s/ Thomas M. Zingalli
                                                 -----------------------------
                                                     Thomas M. Zingalli
                                                  Controller and Principal
                                                      Accounting Officer
                                                (Duly Authorized Officer and
                                                 Principal Accounting Officer)


Dated:  May 1, 1997

                                INDEX TO EXHIBITS

Exhibit
Number   Description of Exhibit                                             Page
-------------------------------                                             ----

3.1      Restated Certificates of Incorporation of the Company                *

3.2      By-Laws of the Company                                               *

4        Form of Indenture                                                   **

4.1      Form of Standard Terms and Provisions of Pooling and Servicing
         Mortgage Loans/Mortgage Certificates.                                *


* Incorporated by reference to the same Exhibits in Registration Statement No. 33-47579 on Form S-11 filed with the Securities and Exchange Commission.

** Incorporated by reference to the same Exhibits in Registration Statement No.
   33-11924 on Form S-11 filed with the Securities and Exchange Commission.