Form 10-Q
period 1997-06-30
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 1997-08-13
CIK 802106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

             ------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 1997
         Commission File Numbers 33-99612, 33-11623, 33-15833, 33-16145

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
     (Exact name of registrant as specified in its registration statements)



           Delaware                                     13-3320910
----------------------------               ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
     of incorporation)

11 Madison Avenue, New York, New York                      10010
---------------------------------------    ------------------------------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number,                          212-325-1811
including area code                        ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                        outstanding as of August 8, 1997

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
                                      INDEX
                                      -----


                                                                                             Page
                                                                                            Number
                                                                                            ------
PART I        FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Financial Condition as of  June 30, 1997
                               and December 31, 1996                                            3

                  Statements of Operations for the Six Months Ended
                               June 30, 1997 and 1996                                           4

                  Statements of Cash Flows for the Six Months Ended
                               June 30, 1997 and 1996                                           5

                  Notes to Financial Statements                                                 6

         Item 2.  Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                              7

PART II       OTHER INFORMATION

         Item 1.  Legal Proceedings                                                             8

         Item 2.  Changes in Securities                                                         8

         Item 3.  Defaults Upon Senior Securities                                               8

         Item 4.  Submission of Matters to a Vote of Security Holders                           8

         Item 5.  Other Information                                                             8

         Item 6.  Exhibits and Reports on Form 8-K                                           8, 9

SIGNATURE                                                                                      10

INDEX TO EXHIBITS                                                                              11

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------




                                                                 June 30,       December 31,
                                                                   1997              1996
                                                                ----------      ------------
                                                                (unaudited)
                                                     (in thousands, except par value and share data)

Assets:

Cash                                                             $    11          $    11
Investment in trusts                                                 598              605
Mortgage Pass-Through Certificates                                 3,268            7,952
Resale agreements                                                     --           23,109
Receivables from affiliates                                           --               76
Accrued Interest                                                     208              542
                                                                 -------          -------

             Total Assets                                        $ 4,085          $32,295
                                                                 =======          =======


Liabilities and stockholder's Equity:

Securities sold not yet purchased:
    U.S. Government treasury notes                                    --           22,859
Payables to affiliates                                             3,201            7,855
Accrued Interest                                                      --              712
                                                                 -------          -------


             Total Liabilities                                     3,201           31,426
                                                                 -------          -------

Stockholder's Equity:

Common stock, (par value $1.00 per share,
   1,000 shares authorized and outstanding)                            1                1
Retained earnings                                                    883              868
                                                                 -------          -------

             Total Stockholder's Equity                              884              869
                                                                 -------          -------

             Total Liabilities and Stockholder's Equity          $ 4,085          $32,295
                                                                 =======          =======




                       See Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                                       Six Months                    Six Months
                                                                         Ended                         Ended
                                                                     June 30, 1997                 June 30, 1996
                                                                   -------------------        -------------------------
                                                                                     (in thousands)


Revenues:
Net gains on sales of beneficial interests in trusts               $  --                 $ --
Principal transactions                                               (55)                  --
Interest income                                                      319                   --
                                                                   -----                 ----
             Total revenues                                          264                   --


Expenses:
Interest expense                                                     149                   --
General and administrative expenses                                   92                   --
                                                                   -----                 ----
             Total expenses                                          241                   --


Income from operations before income
taxes                                                                 23                   --

Income taxes                                                           8                   --
                                                                   -----                 ----

Net income                                                         $  15                 $ --
                                                                   =====                 ====












                       See Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (unaudited)


                                                                  Six Months           Six Months
                                                                    Ended                 Ended
                                                                June 30, 1997         June 30, 1996
                                                                -------------         -------------
                                                                          (in thousands)


Cash Flows From Operating Activities:

Net income                                                        $     15                $    --
Adjustments to reconcile net income to net cash
      Provided by (Used for) operating activities:
      Decrease in investments in and distribution
      by trusts                                                          7                      9
      Decrease in Mortgage Pass-Through Certificates                 4,684                     --
      Decrease in resale agreements                                 23,109                     --
      Decrease in receivables from affiliates                           76                     --
      Decrease in accrued interest receivable                          334                     --
      (Decrease) in accrued interest payable                          (712)                    --
                                                                  --------                -------
Net Cash Provided by (Used for)
      Operating Activities                                          27,513                      9
                                                                  --------                -------


Cash Flows From Financing Activities:

(Decrease) in securities sold not yet purchased                    (22,859)                    --
Decrease in deferred debt issuance costs                                --                    945
(Decrease) in payables to affiliates                                (4,654)                  (954)
                                                                  --------                -------
Net Cash (Used for) Provided by Financing
      Activities                                                   (27,513)                    (9)
                                                                  --------                -------

Net increase in cash                                                    --                     --
                                                                  --------                -------
Cash at beginning of year                                               11                     11
                                                                  --------                -------
Cash at end of year                                               $     11                $    11
                                                                  ========                =======







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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------


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

          Results of Operations
          ---------------------

          The Company recorded no gains or (losses) on the sale of beneficial interests in trusts for the six months ended June 30, 1997 and June 30, 1996.

          During the six months ended June 30, 1997 and June 30, 1996, the Company issued, as depositor, aggregate principal amounts of Bonds, Conduits, Splits, Multifamily and Home Equities of $1,443,532,000 and $305,580,000 respectively.

          Net unrealized gains and losses on mortgage pass-through certificates are reflected in principal transactions. Realized gains and losses on the sale of mortgage pass-through certificates are also reflected in principal transactions. For the six months ended June 30, 1997, principal transactions of ($55) are included in the Company's Statement of Operations.

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

Item 6.      Exhibits and Reports on Form 8-K (continued)
             --------------------------------------------

             (b) Reports on Form 8-K:

                          Items Reported               Financial Statements Filed        Date of Filing

Item 2.          Acquisition or Disposition of Assets        Not Applicable             January 23, 1997
Item 2.          Acquisition or Disposition of Assets        Not Applicable             February 20,1997
Item 5.          Other Events                                Not Applicable               March 17, 1997
Item 7.          Financial Statements and Exhibits           Not Applicable               March 26, 1997
Item 7.          Financial Statements and Exhibits           Not Applicable               March 27, 1997
Item 5.          Other Events                                Not Applicable                  May 7, 1997
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable                June 10, 1997
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable                June 12, 1997
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable                June 16, 1997
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable                June 27, 1997

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



                                         Credit Suisse First Boston Mortgage
                                         Securities Corp.



                                         By:     THOMAS M. ZINGALLI
                                             --------------------------
                                                 Thomas M. Zingalli
                                              Controller and Principal
                                                  Accounting Officer
                                            (Duly Authorized Officer and
                                             Principal Accounting Officer)


Dated:  August 8, 1997

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number            Description of Exhibit                                                         Page
------            ----------------------                                                         ----

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