Form 10-K/A
period 1995-12-31
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 1997-10-02
CIK 802106

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

| x |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period from December 15, 1995 (INCEPTION) to December 31, 1995

|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  33-99612

           CS First Boston Mortgage Securities Corporation, Adjustable Rate
                    Asset-Backed Certificates, Series 1995-1
             (Exact name of registrant as specified in its charter)

New York (governing law of pooling and servicing agreement)
State or other jurisdiction of incorporation or organization)

52-1974385
(I.R.S. Employer Identification No.)

c/o Norwest Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD                                     21044
(Address of principal executive                 (Zip Code)
offices)

Registrant's telephone number, including area code (410) 884-2000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                No



This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 29, 1996, by Norwest Bank Minnesota, N.A. (the "Reporting Person"), on behalf of CS First Boston Mortgage Securities Corporation, Adjustable Rate Asset-Backed Certificates, Series 1995-1 (the "Trust"), established pursuant to a Pooling Trust Agreement (the "Pooling Trust Agreement") among CS First Boston Mortgage Securities Corporation, as Depositor, (the "Depositor"), Norwest Bank Minnesota, National Association, as Certificate Administrator, (the "Certificate Administrator"), The Chase Manhattan Bank (National Association), as Trustee, (the "Trustee"), and Norwest Corporation, as Tax Beneficial Holder, (the "Beneficial Holder") pursuant to which the CS First Boston Mortgage Securities Corporation, Adjustable Rate Asset -Backed Certificates, Series 1995-1, certificates registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item  14.  Exhibits,  Financial  Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits

          99.1 Annual Report of Independent Public Accountants' as to master servicing activities or servicing activities as applicable:

               (a) No Exhibit will be attached as the holdings of the Trust are restricted to securities only. The Annual Report of Independent Public Accountants and Management Assertion Letter are inapplicable as a result.

          99.2 Management Assertion Letter:

               (a) No Exhibit will be attached as the holdings of the Trust are restricted to securities only. The Annual Report of Independent Public Accountants and Management Assertion Letter are inapplicable as a result.

          99.3 Annual Statements of Compliance with obligations under the Pooling Agreement or servicing agreement, as applicable, of:

               (a) No Exhibit will be attached for the Annual Statement of Compliance because no servicing was performed during 1995. The first payment date occurred in January of 1996.


     (b)  Omitted.

     (c)  Omitted.

     (d)  Omitted.





                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


        CS First Boston Mortgage Securities Corporation, Adjustable Rate
                    Asset-Backed Certificates, Series 1995-1


                       By: Norwest Bank Minnesota, N.A.,
                           as Certificate Administrator

                       By: /s/ Sherri J. Sharps
                       By: Sherri J. Sharps
                    Title: Vice President
                    Dated: October 1, 1997