Form 10-Q
period 1997-09-30
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 1997-11-14
CIK 802106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1997
         Commission File Numbers 33-99612, 33-11623, 33-15833, 33-16145

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
     ----------------------------------------------------------------------
     (Exact name of registrant as specified in its registration statements)



                 Delaware                                        13-3320910
----------------------------------------------               -------------------
(State or other jurisdiction of incorporation)                (I.R.S. Employer
                                                             Identification No.)

11 Madison Avenue, New York, New York                               10010
----------------------------------------------               -------------------
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code              212-325-1811
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

                          1,000 shares of common stock
                       outstanding as of November 12, 1997

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
                                      INDEX
                                      -----


                                                                           Page
                                                                          Number
                                                                          ------
PART I            FINANCIAL INFORMATION

         Item     1.  Financial Statements

                      Statements of Financial Condition as of
                                 September 30, 1997 and December 31, 1996      3

                      Statements of Operations for the Nine Months Ended
                                 September 30, 1997 and 1996                   4

                      Statements of Cash Flows for the Nine Months Ended
                                 September 30, 1997 and 1996                   5

                      Notes to Financial Statements                            6

         Item     2.  Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations           7

PART II           OTHER INFORMATION

         Item     1.  Legal Proceedings                                        8

         Item     2.  Changes in Securities                                    8

         Item     3.  Defaults Upon Senior Securities                          8

         Item     4.  Submission of Matters to a Vote of Security Holders      8

         Item     5.  Other Information                                        8

         Item     6.  Exhibits and Reports on Form 8-K                      8, 9

SIGNATURE                                                                     10

INDEX TO EXHIBITS                                                             11

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------


                                                     September 30,  December 31,
                                                         1997          1996
                                                     -------------  ------------
                                                      (unaudited)
                                                      (in thousands, except par
                                                        value and share data)

Assets:

Cash                                                     $    11       $    11
Investment in trusts                                         596           605
Mortgage Pass-Through Certificates                        19,462         7,952
Resale agreements                                             --        23,109
Receivables from affiliates                                   --            76
Accrued Interest                                             424           542
                                                         -------       -------

        Total Assets                                     $20,493       $32,295
                                                         =======       =======


Liabilities and Stockholder's Equity:

Securities sold not yet purchased:
    U.S. Government treasury notes                            --        22,859
Payables to affiliates                                    18,624         7,855
Accrued Interest                                              --           712
                                                         -------       -------


        Total Liabilities                                 18,624        31,426
                                                         -------       -------

Stockholder's Equity:

Common stock, (par value $1.00 per share,
   1,000 shares authorized and outstanding)                    1             1
Retained earnings                                          1,868           868
                                                         -------       -------

        Total Stockholder's Equity                         1,869           869
                                                         -------       -------

        Total Liabilities and Stockholder's Equity       $20,493       $32,295
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

                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                    September 30,  September 30,
                                                        1997           1996
                                                    -------------  -------------
                                                           (in thousands)


Revenues:
Net gains on sales of beneficial interests in trusts   $   --         $    --
Principal transactions                                  1,256              --
Interest income                                           564              --
                                                       ------         -------
             Total revenues                             1,820              --


Expenses:
Interest expense                                          265              --
General and administrative expenses                        17              --
                                                       ------         -------
             Total expenses                               282              --


Income from operations before income
taxes                                                   1,538              --

Income taxes                                              538              --
                                                       ------         -------

Net income                                             $1,000         $    --
                                                       ======         =======


                       See Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (unaudited)


                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                    September 30,  September 30,
                                                        1997           1996
                                                    -------------  -------------
                                                           (in thousands)


Cash Flows From Operating Activities:

Net income                                             $  1,000        $     --
Adjustments to reconcile net income to net cash
      Provided by (Used for) operating activities:
      Decrease in investments in and distribution
      by trusts                                               9              14
      (Increase) in Mortgage Pass-Through Certificates  (11,510)             --
      Decrease in resale agreements                      23,109              --
      Decrease in receivables from affiliates                76              --
      Decrease in accrued interest receivable               118              --
      (Decrease) in accrued interest payable               (712)             --
                                                       --------        --------
Net Cash Provided by
      Operating Activities                               12,090              14
                                                       --------        --------


Cash Flows From Financing Activities:

(Decrease) in securities sold not yet purchased         (22,859)             --
Decrease in deferred debt issuance costs                     --             945
Increase (Decrease) in payables to affiliates            10,769            (959)
                                                       --------        --------
Net Cash (Used for)  Financing
      Activities                                        (12,090)            (14)
                                                       --------        --------

Net increase in cash                                         --              --
                                                       --------        --------
Cash at beginning of year                                    11              11
                                                       --------        --------
Cash at end of year                                    $     11        $     11
                                                       ========        ========


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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


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

         Results of Operations (in thousands)
         ------------------------------------

         The Company recorded no gains or (losses) on the sale of beneficial interests in trusts for the nine months ended September 30, 1997 and September 30, 1996.

         During the nine months ended September 30, 1997 and September 30, 1996, the Company issued, as depositor, aggregate principal amounts of Bonds, Conduits, Splits, Multifamily and Home Equities of $1,565,539 and $1,225,792 respectively.

         Net unrealized gains and losses on mortgage pass-through certificates are reflected in principal transactions. Realized gains and losses on the sale of mortgage pass-through certificates are also reflected in principal transactions. For the nine months ended September 30, 1997, principal transactions of $1,256 are included in the Company's Statement of Operations.

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

Item 6.           Exhibits and Reports on Form 8-K (continued)
                  --------------------------------------------

                  (b) Reports on Form 8-K:
                      --------------------

                         Items Reported                Financial Statements Filed         Date of Filing
                         --------------                --------------------------         --------------

Item 2.          Acquisition or Disposition of Assets        Not Applicable             January 23, 1997
Item 2.          Acquisition or Disposition of Assets        Not Applicable            February 20, 1997
Item 5.          Other Events                                Not Applicable               March 17, 1997
Item 7.          Financial Statements and Exhibits           Not Applicable               March 26, 1997
Item 7.          Financial Statements and Exhibits           Not Applicable               March 27, 1997
Item 5.          Other Events                                Not Applicable                  May 7, 1997
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable                June 10, 1997
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable                June 12, 1997
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable                June 16, 1997
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable                June 27, 1997
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable                July 16, 1997
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable                July 25, 1997
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable              August 21, 1997
Item  7.         Financial Statements and Exhibits           Not Applicable           September 11, 1997
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable           September 17, 1997
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable           September 24, 1997
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable           September 29, 1997

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




Dated:  November 12, 1997

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