Form 10-K
period 1997-12-31
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 1998-03-31
CIK 802106

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K



                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Fiscal Year Ended December 31, 1997
        Commission File Numbers 33-99612, 33-11623, 33-15833, 33-16145

             CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
             ----------------------------------------------------
    (Exact name of registrant as specified in its registration statements)

            Delaware                                      13-3320910
            --------                                      ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)

11 Madison Avenue, New York, New York                      10010
-------------------------------------                      -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      212-325-1811

Securities registered pursuant to section 12(b) of the Act:  None.

Securities registered pursuant to section 12(g) of the Act:

                  Title of                      Number of shares outstanding
                 each class                       as of December 31, 1997
                 ----------                       -----------------------

                Common Stock                               1,000
          par value $1.00 per share

As of March 26, 1998 none of the Registrant's Common Stock was held by non-affiliates.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                                       INDEX

                                                                         Page
                                                                         Number
PART I

      Item  1.    Business                                                3
      Item  2.    Properties                                              7
      Item  3.    Legal Proceedings                                       7
      Item  4.    Submission of Matters to a Vote of Security Holders     8

PART II

      Item  5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters                                   8
      Item  6.    Selected Financial Data                                 8
      Item  7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    8
      Item  8.    Financial Statements                                    9
      Item  9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                  16

PART III

      Item  10.   Directors and Executive Officers of the Registrant     16
      Item  11.   Executive Compensation                                 16
      Item  12.   Security Ownership of Certain Beneficial Owners
                    and Management                                       16
      Item  13.   Certain Relationships and Related Transactions         16

PART IV

      Item  14.   Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K                                          16

SIGNATURES                                                               18
INDEX TO EXHIBITS                                                        19
CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS                                20

PART I

Item 1.  Business

         Credit Suisse First Boston Mortgage Securities Corp. (the "Company"), is a wholly owned subsidiary of Credit Suisse First Boston Management Corporation ("FBSC"), which is a wholly owned subsidiary of Credit Suisse First Boston, Inc., a privately owned holding company. The Company was incorporated in the State of Delaware on December 31, 1985.

         The Company was organized to form trusts to issue and sell Collateralized Mortgage Obligations ("CMOs") backed by mortgage-backed certificates (the "Certificates") issued and guaranteed as to the payment of principal and interest by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and/or mortgage loans and participations therein; to issue Strips of Participation Securities ("SPLITS") backed by Certificates; to issue Conduit Mortgage Pass-Through Certificates ("Conduits") representing undivided fractional interests in a trust formed by the Company, where the trust property consists of a pool of mortgage loans; to issue Commercial/Multifamily Mortgage Pass-Through Certificates ("Multifamily") and to issue Home Equity Loan Pass-Through Certificates ("Home Equity").

         Shelf registrations filed for the Company since inception are as follows (dollars in thousands):

  Commission   Date of           Shelf              Type of
  File #       Filing            Amount             Issue
  ------       ------            ------             -----
  33-3119      02/12/86        $1,000,000           CMO
  33-4884      04/15/86         2,000,000           CMO
  33-8856      09/18/86         1,000,000           SPLIT
  33-10305     11/19/86           250,000           Conduit
  33-10311     11/20/86         2,000,000           CMO
  33-11750     02/04/87         2,000,000           CMO
  33-11924     02/12/87         2,000,000           CMO
  33-12461(A)  03/06/87         1,000,000           Conduit
  33-12541     03/10/87         2,000,000           SPLIT
  33-37221     10/16/90           500,000           Conduit
  33-47579     04/26/92         1,700,000           Conduit
  33-59342     05/05/93           500,000           Commercial/Multifamily
  33-65950     07/13/93           500,000           Home Equity
  33-82354     08/11/94           500,000           Commercial/Multifamily
  33-98604     11/08/95         1,000,000           Commercial/Multifamily
  33-99612     11/17/95         3,000,000           Conduit
  33-99612(B)  11/29/95         1,740,000           Conduit
  33-11623     09/09/96           800,000           Conduit
  33-15833     11/08/96           800,000           Conduit
  33-16145     11/14/96           300,000           Conduit
  33-21329     02/07/97             1,000           Conduit
  33-21329(C)  02/27/97         1,000,000           Conduit
  33-25751     04/24/97           250,000           Commercial/Multifamily
  33-25751(D)  05/15/97         1,500,000           Commercial/Multifamily
  33-29239     06/13/97             1,000           Conduit
  33-29239(E)  07/22/97         1,000,000           Conduit
  33-33807     08/15/97             1,000           Conduit
  33-33807(F)  09/15/97           700,000           Conduit

(A) Represents amendment No. 1 effectively increasing the shelf amount from $250,000 to $1,000,000 as filed on Form S-11 #33-10305.

(B) Represents amendment No. 1 effectively decreasing the shelf amount from $3,000,000 to $1,740,000 as filed on Form S-11 #33-99612.

(C) Represents amendment No. 1 effectively increasing the shelf amount from $1,000 to $1,000,000 as filed on Form S-11 #33-21329.

(D) Represents amendment No. 1 effectively increasing the shelf amount from $250,000 to $1,500,000 as filed on form S-11 #33-25751.

(E) Represents amendment No. 1 effectively increasing the shelf amount from $1,000 to $1,000,000 as filed on form S-11 #33-29239.

(F) Represents amendment No. 1 effectively increasing the shelf amount from $1,000 to $700,000 as filed on form S-11 #33-33807.

The Company established the following Trusts which have issued Collateralized Mortgage Obligations since inception (dollars in thousands):

                                   Pricing      Type of     Principal
             Trust      Series      Date      Collateral      Amount
             -----      ------      ----      ----------      ------
                I         A       04/07/86       FNMA        $  140,000
                I         B       04/07/86       FHLMC          249,000
               II         A       06/04/86       FHLMC          500,000
              III         A       06/25/86       FNMA           162,000
               IV         A       10/21/86       FNMA           161,800
               IV         B       10/21/86       FHLMC          396,265
                V         A       10/30/86       FHLMC          500,000
               VI         A       12/02/86       FNMA           185,000
              VII         A       12/03/86       FHLMC          240,000
              VII         B       12/04/86       GNMA           300,000
             VIII         A       12/05/86       FNMA           500,000
               IX         A       01/07/87       FNMA           350,000
                X         A       01/15/87       FNMA           300,000
               XI         A       02/26/87       GNMA         1,000,000
               12         A       03/25/87       FHLMC          250,000
               13         A       03/31/87       FHLMC          250,000
               14         A       04/20/87       FNMA           200,000
               15         A       05/12/87    FHLMC/FNMA        250,000
               16         A       05/27/87       GNMA           150,000
               17         A       06/16/87    FHLMC/FNMA        270,000
               18         A       06/30/88       GNMA           500,100
               19         A       09/28/88       FHLMC          203,615
               20         A       08/29/90       GNMA           154,500
               21         A       04/30/91       GNMA            69,514
                                                             $7,281,794

            The Company has sold, through private placements, the beneficial interests in Owner Trusts since inception:

                               Percent of beneficial
                        interest sold during the year ended:
                        ------------------------------------

           Trust              1986           1987
           -----             -----          ----
               I             100.000%
              II              98.000
             III              98.000
              IV                           98.000%
               V                          100.000
              VI                           98.000
             VII                          100.000
            VIII                           98.000
              IX                           98.635
               X                          100.000
              XI                          100.000

          Trust            1987         1988          1990          1991
          -----            ----         ----          ----          ----
              12         100.000%
              13          99.800
              14          99.800
              15          99.800
              16         100.000
              17         100.000
              18                      100.000%
              19                      100.000
              20                                    100.000%
              21                                                  100.000%

         There were no beneficial interests in Owner Trusts sold by the Company since 1991.

         The Company, as Seller, has also issued the following SPLITS since inception (dollars in thousands):

                                  Pricing      Type of     Principal
                     Series        Date      Collateral     Amount
                     ------        ----      ----------     ------
                     1987-A      02/19/87       FHLMC    $  445,000
                     1987-B      03/13/87       FNMA        275,000
                     1987-C      03/27/87       GNMA        126,900
                     1987-D      04/13/87       GNMA        110,000
                     1988-E      09/07/88       GNMA        200,000
                                                         ----------
                                                         $1,156,900
                                                         ==========

         The Company established the following Trust Funds, which sold Conduit Mortgage Pass-Through Certificates since inception (dollars in thousands):


                                 Pricing               Principal
Series                            Date                   Amount
------                            ----                   ------
1987-1, Class A                 07/16/87           $   72,600
1988-1, Class A                 10/13/88               63,794
1988-2, Class A                 10/19/88               95,000
1988-3, Class A                 11/02/88               61,692
1988-4, Class A                 11/09/88               45,893
1989-1, Class A                 01/31/89               86,612
1989-2, Class A                 02/09/89               81,300
1989-4, Class A                 05/03/89               99,877
1989-5, Class A                 12/21/89              144,015
1990-1, Class A                 09/27/90              134,070
1991-1, Class A                 12/24/91              110,201
1992-1, Class A                 02/14/92              174,564
1992-2, Class A                 07/15/92              131,153
1992-3, Class A                 07/23/92               92,623
1992-4, Class A                 09/17/92              156,397
1992-5, Class A                 09/17/92              115,196
1993-1, Class A                 03/01/93               81,879
1993-2, Class A                 03/31/93              296,803
1993-3, Class A                 04/28/93               50,839
1993-4, Class A                 06/11/93              115,000
1993-5, Class A                 07/29/93              342,468
1993-6, Class A                 08/27/93              208,700
1993-6R                         02/23/94               18,997
1993-2R                         08/15/94               21,409
1995-1, Class A                 12/15/95            1,278,320
1996-1, Class A                 05/28/96              305,580
1996-1R                         10/04/96               73,672
1996-2                          12/09/96              280,000
1996-3                          12/19/96              278,286

                               Pricing           Principal
 Series                          Date              Amount
 ------                          ----             -------
 1997-1                        03/17/97           392,795
 1997-1                        03/17/97           200,000
 1997-1                        07/28/97           142,421
 1997-1                        08/21/97           200,000
 1997-2                        09/17/97           389,642
 1997-WFC1                     09/25/97           130,639
 1997-CCB1                     09/25/97           728,242
 1997-2                        11/17/97           400,000
                                                ---------
                                               $7,600,679

The collateral in the Trust Fund issuances listed above consists of mortgage pools of fixed and adjustable rate, fully amortizing mortgage loans.

The Company, as Seller, has also issued the following Commercial/Multifamily Mortgage Pass-Through Certificates since inception (dollars in thousands):

 Series                           Date             Amount
 ------                           ----             ------
 1993-M1                        08/12/93        $   97,118
 1994-M1                        03/11/94           157,570
 Series 94                      05/16/94            15,000
 Series 94-E                    05/16/94            16,802
 1994-CFB1                      06/22/94           262,189
 1994-MHC1                      10/04/94           303,524
 1995-AEW1                      10/30/95           287,679
 1995-FHA1                      11/15/95           171,543
 1995-MBL1                      11/28/95           108,566
 1995-WF1                       12/21/95           243,850
 1997-C1                        06/25/97           897,903
 1997-C2                        12/12/97         1,293,736
                                                ----------
                                                $3,855,480

         The Company, as Seller, has also issued the following Home Equity Loan Pass-Through Certificates since inception (dollars in thousands):

Series                            Date             Amount
------                            ----             ------
1993-H1                         09/29/93           $78,017
                                                   $78,017

Item 2.  Properties

         The Company neither owns nor leases any physical property.

Item 3.  Legal Proceedings

The Company is not a party to any material actual or pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the year ended December 31, 1997.

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
         Matters

         As of March 18, 1998 all outstanding shares of the Company's common stock are owned indirectly by Credit Suisse First Boston, Inc. and are not traded in any exchange or in the over-the-counter market.

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

         Results of Operations

         The Company recorded no gains on the sale of beneficial interests during the years ended December 31, 1997, 1996, and 1995.

         Net unrealized gains and losses on mortgage pass-through certificates are reflected in principal transactions. Realized gains and losses on the sale of mortgage pass-through certificates are also reflected in principal transactions. For the years ended December 31, 1997 and 1996 principal transactions gains of $1,358,000 and $1,188,000, respectively, are included in the Company's Statement of Operations. There were no principal transactions for the year ended December 31, 1995.

         During the years ended December 31, 1997, 1996 and 1995 the Company issued, as depositor, aggregate principal amounts of Bonds, Splits, Conduits, Multifamily and Home Equity of $4,775,378,000, $937,538,000, and $2,089,958,000, respectively.

         Credit Suisse First Boston Corporation, (the "Corporation") a wholly owned subsidiary of the Parent Company, provides certain administrative functions on behalf of the Company. Beginning in 1997, the Corporation charged the Company a management fee for providing these services. The fee represents an allocation of the Corporation's costs based on an evaluation of the level of business activity of the Company and the services provided by the Corporation. At December 31, 1997, there was $1,597,000 in management fees charged to the Company. Prior to 1997, the fees associated with the Corporation's services were not reflected in the Company's financial statements. In addition, during 1997 the Company incurred other miscellaneous expenses totaling $21,000, which are reflected in the Company's Statement of Operations.

         Liquidity and Capital Resources

         The Company utilizes FBSC to borrow funds and facilitate the settlement of all transactions through intercompany accounts as required with FBSC. FBSC does not charge the Company interest on such borrowings.

Item 8.  Financial Statements

INDEX TO FINANCIAL STATEMENTS                                      PAGE
                                                                   ----
Independent Auditors' Report                                       10

Balance Sheets as of December 31, 1997 and 1996                    11

Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995                                 12

Statements of Changes in Stockholder's Equity for the
  Years Ended December 31, 1997, 1996 and 1995                     12

Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                                 13

Notes to Financial Statements                                      14

Financial Statement Schedules are omitted because they are not required, inapplicable, or the information is included in the financial statements or notes thereto.

                          Independent Auditors' Report

The Board of Directors

Credit Suisse First Boston Mortgage Securities Corp.:

We have audited the accompanying balance sheets of Credit Suisse First Boston Mortgage Securities Corp. as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credit Suisse First Boston Mortgage Securities Corp. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP




New York, New York
March 26, 1998

                       CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                                          BALANCE SHEETS

                                                         December 31,
                                                     1997               1996
                                                   -------         -------------
                                             (in thousands, except par value and share data)
Assets:

Cash                                                  $ 11          $     11
Investment in trusts                                   624               605
Mortgage Pass-Through Certificates                   4,776             7,952
Resale agreements                                       --            23,109
Receivables from affiliates                             --                76
Accrued interest                                       456               542
                                                   --------         ---------
        Total Assets                               $ 5,867          $ 32,295
                                                   --------         ---------


Liabilities and Stockholder's Equity:

Securities sold not yet purchased:
   U.S. Government treasury notes                  $    --          $ 22,859
Payables to affiliates                               4,739             7,855
Accrued interest                                        --               712
                                                   --------         ---------
        Total Liabilities                            4,739            31,426
                                                   --------         ---------

Stockholder's Equity:

Common Stock, (par value $1.00 per share,
  1,000 shares authorized and outstanding)               1                 1
Retained earnings                                    1,127               868
                                                   --------         ---------
        Total Stockholder's Equity                   1,128               869
                                                   --------         ---------
        Total Liabilities and Stockholder's Equity $ 5,867          $ 32,295
                                                   ========         =========

                 See Accompanying Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF OPERATIONS

                                                               Year Ended December 31,
                                                       1997            1996            1995
                                                       ----            ----            ----
                                                                   (in thousands)
Revenues:
Principal transactions                                $1,358          $1,188         $    --
Interest income                                        1,026             535              --
                                                      -------         ------         --------
           Total revenues                              2,384           1,723              --


Expenses:
Interest expense                                         367             388              --
General and administrative expenses                    1,618              --              --
                                                      -------         ------         --------
           Total expenses                              1,985             388              --

Income from operations before income
taxes                                                    399           1,335              --

Income taxes                                             140             467              --
                                                      -------         ------         --------

Net income                                             $ 259          $  868         $    --
                                                      =======         ======         ========



              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                              Year Ended December 31,
                                                         1997           1996             1995
                                                      ------------   -----------      ------------
                                                                    (in thousands)
Common stock - balance at beginning of year         $    1            $   1              $   1
                                                    -------           -----              -----
Common stock - balance at end of year               $    1            $   1              $   1
                                                    =======           =====              =====

Retained earnings-balance at beginning of year      $  868            $  --              $  --
Net income                                             259              868                 --
                                                    -------           -----              -----
Retained earnings-balance at end of year            $1,127            $ 868              $  --
                                                    -------           -----              -----
           Total                                    $1,128            $ 869              $   1
                                                    =======           =====              =====



                 See Accompanying Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                                      1997        1996      1995
                                                                    --------    --------    -----
                                                                             (in thousands)
Cash Flows From Operating Activities:

Net income                                                          $    259    $    868    $  --
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:

 (Increase) decrease in investments in and distribution by trusts        (19)         18       66
  Decrease (increase) in Mortgage Pass-Through Certificates            3,176      (7,952)      --
  Decrease (increase) in resale agreements                            23,109     (23,109)      --
  Decrease (increase) in receivables from affiliates                      76         (76)      --
  Decrease (increase) in accrued interest receivable                      86        (542)      --
 (Decrease) increase in accrued interest payable                        (712)        712       --
                                                                    --------    --------    -----
Net Cash Provided by (Used for)

   Operating Activities                                               25,975     (30,081)      66
                                                                    --------    --------    -----

Cash Flows From Financing Activities:

(Decrease) increase in securities sold not yet purchased             (22,859)     22,859       --
Decrease in deferred debt issuance costs                                  --         945      185
(Decrease) increase in payables to affiliates                         (3,116)      6,277     (251)
                                                                    --------    --------    -----
Net Cash (Used for) Provided by Financing

   Activities                                                        (25,975)     30,081      (66)
                                                                    --------    --------    -----

Net increase in cash                                                      --          --       --
Cash at beginning of year                                                 11          11       11
                                                                    --------    --------    -----
Cash at end of year                                                 $     11    $     11    $  11
                                                                    ========    ========    =====






                 See Accompanying Notes to Financial Statements

             CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                        NOTES TO FINANCIAL STATEMENTS

1. Description of business

   Credit Suisse First Boston Mortgage Securities Corp. (the "Company"), is a wholly owned subsidiary of Credit Suisse First Boston Management Corporation ("FBSC"), which is a wholly owned subsidiary of Credit Suisse First Boston, Inc., (the "Parent Company") a privately owned holding company. The Company was granted authority to do business in the state of Delaware on April 18, 1986 ("date of inception").

   The Company was organized to form ("Trusts"); to issue and sell Collateralized Mortgage Obligations ("CMOs"); to issue Strips of Participation Securities ("SPLITS"); to issue Conduit Mortgage Pass-Through Certificates ("Conduits"); to issue Commercial/Multifamily Mortgage Pass-Through Certificates ("Multifamily"); and to issue Home Equity Pass-Through Certificates ("Home Equity").

   CMOs are backed by mortgage-backed certificates (the "Certificates") issued and guaranteed as to the payment of principal and interest by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and/or mortgage loans and participations therein. SPLITS are backed by Certificates. Conduits, Multifamily, and Home Equity represent undivided fractional interests in their respective trust, formed by the Company, where the trust property consists of a pool of mortgage loans, a pool of commercial/multifamily mortgage loans and a pool of home equity loans, respectively.

   Since inception, the Company has had the following activity:

      - Established 21 Trusts which have issued CMO's with an aggregate principal balance of $7,281,794,000 as of their respective date of issuance. Additionally, the Company sold, through private placements, 21 Trusts consisting of beneficial interests in Owner Trusts. There were no Trusts issued during the years ended December 31, 1997, 1996, and 1995, respectively.

      - As seller, has issued 5 series of SPLITS with an aggregate principal balance of $1,156,900,000 as of their respective date of issuance. No SPLITS have been issued since 1988.

      - Established 37 Trust Funds which sold Conduits with an aggregate principal balance of $7,600,679,000 as of their respective date of issuance, including $2,583,739,000, $937,538,000 and $1,278,320,000 issued during the years ended December 31, 1997, 1996, and 1995, respectively.

      - As seller, has issued 12 series of Multifamily certificates with an aggregate principal balance of $3,855,480,000 as of their respective date of issuance, including $2,191,639,000 and $811,638,000 issued during the years ended December 31, 1997 and 1995, respectively. There were no Multifamily certificates issued during 1996.

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

3.    Mortgage Pass-Through Certificates

      In the normal course of business, the Company establishes trusts which sell mortgage pass-through certificates. All certificates are generally purchased from the trust by the underwriter and sold to third parties. As of December 31, 1997 and 1996, the Company held $4,776,000 and $7,952,000, respectively, of certificates which they purchased directly from the trust. As of December 31, 1995, all mortgage pass-through certificates were sold to third parties and none were held by the Company. The certificates are carried at market value and are expected to be sold in the near future. To acquire the mortgage pass-through certificates, the Company established an intercompany loan included in payables to affiliates on the balance sheets.

4.    Related party transactions

      In the normal course of business, the Company enters into securities transactions with affiliated companies. In addition, the Company enters into resale agreements with affiliated companies at prevailing interest rates. These affiliates have collateralized their borrowings with U.S. Government treasury notes whose market values approximate the amount of the borrowing. There were no such transactions at December 31, 1997. At December 31, 1996, there were $23,109,000 of such resale agreements outstanding.

      Credit Suisse First Boston Corporation, (the "Corporation") a wholly owned subsidiary of the Parent Company, provides certain administrative functions on behalf of the Company. Beginning in 1997, the Corporation charged the Company a management fee for providing these services. The fee represents an allocation of the Corporation's costs based on an evaluation of the level of business activity of the Company and the services provided by the Corporation. At December 31, 1997, there was $1,597,000 in management fees charged to the Company. Prior to 1997, the fees associated with the Corporation's services were not reflected in the Company's financial statements. In addition, during 1997 the Company incurred other miscellaneous expenses totaling $21,000, which are reflected in the Company's Statement of Operations.

             CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                        NOTES TO FINANCIAL STATEMENTS

5. Reorganization

   On July 1, 1996, the Parent Company's principal shareholder, CS Holding, announced a plan to reorganize its corporate structure, including the operations of the Parent Company. This reorganization was fully implemented as of January 1, 1997. Pursuant to this reorganization, CS Holding changed its name to Credit Suisse Group and is comprised of four distinct business units. As part of this reorganization the Parent Company changed its name from CS First Boston, Inc. to Credit Suisse First Boston, Inc. and the Company changed its name from CS First Boston Mortgage Securities Corp. to Credit Suisse First Boston Mortgage Securities Corp.. FBSC changed its name from CS First Boston Securities Corporation to Credit Suisse First Boston Management Corporation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant

         The directors and executive officers of the Company are as follows:

               NAME                   AGE             TITLE            DATE ELECTED
               ----                   ---             -----            ------------
         Lawrence A. Shelley          39    President and  Director      02/26/97
         Diane Manno                  39    Treasurer                    09/13/96
         Rhonda G. Matty              39    Assistant Secretary          08/24/94
         Thomas A. DeGennaro          43    Director of Taxes            07/16/90
         Thomas M. Zingalli           39    Controller and Principal
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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) The following documents are filed as part of this report:

            (1) Financial Statements:

                The Financial Statements and Notes to Financial Statements appear on pages 11 through 16. The Report of Independent Auditors, KPMG Peat Marwick LLP, pertaining to the 1997, 1996 and 1995 financial statements appears on page 10.

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

        (b)  Reports on Form 8-K

                                 Items Reported                    Financial Statements Filed               Date of Filing
                                 --------------                    --------------------------               --------------
Item 2.                Acquisition or Disposition of Assets                  Not Applicable                  January 23, 1997
Item 2.                Acquisition or Disposition of Assets                  Not Applicable                 February 20, 1997
Item 5.                Other Events                                          Not Applicable                    March 17, 1997
Item 7.                Financial Statements and Exhibits                     Not Applicable                    March 26, 1997
Item 7.                Financial Statements and Exhibits                     Not Applicable                    March 27, 1997
Item 5.                Other Events                                          Not Applicable                       May 7, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                     June 10, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                     June 12, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                     June 16, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                     June 27, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                     July 16, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                     July 25, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                   August 21, 1997
Items  7.              Financial Statements and Exhibits                     Not Applicable                September 11, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                September 17, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                September 24, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                September 29, 1997
Item 7.                Financial Statements and Exhibits                     Not Applicable                   October 9, 1997
Item 7.                Financial Statements and Exhibits                     Not Applicable                  October 21, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                  December 1, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                  December 3, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                  December 4, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                  December 8, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                  December 9, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                 December 10, 1997
Item 5.                Other Events                                          Not Applicable                 December 10, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                 December 11, 1997
Items 5 & 7.           Other Events and
                       Financial Statements and Exhibits                     Not Applicable                 December 19, 1997
Item 7.                Financial Statements and Exhibits                     Not Applicable                 December 29, 1997



        (c) Exhibits filed as part of this report are included in Item 14(a) (3) above.

                                  SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1998.

                      CREDIT SUISSE FIRST BOSTON MORTGAGE
                                SECURITIES CORP.

By: LAWRENCE A. SHELLEY
    -------------------
    Lawrence A. Shelley
    President and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1998.

By: DIANE MANNO                                   By: RHONDA G. MATTY
    -------------------                               --------------------------
    Diane Manno                                       Rhonda G. Matty
    Treasurer                                         Assistant Secretary

By: THOMAS A. DEGENNARO                           By: THOMAS M. ZINGALLI
    -------------------                               --------------------------
    Thomas A. DeGennaro                               Thomas M. Zingalli
    Director of Taxes                                 Controller and Principal
                                                      Accounting Officer

                                  SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1998.

                     CREDIT SUISSE FIRST BOSTON MORTGAGE
                                SECURITIES CORP.

By:
    -------------------------
    Lawrence A. Shelley
    President and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1998.

By:                                               By:
----------------------                                 -------------------------
Diane Manno                                            Rhonda G. Matty
Treasurer                                              Assistant Secretary

By:                                               By:
----------------------                                 -------------------------
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

The Board of Directors
Credit Suisse First Boston Mortgage Securities Corp.:

We consent to incorporation by reference in the registration statement Nos. 33-11623, 33-15833, 33-16145, 33-21329, 33-25751, 33-29239, and 33-33807 on Form
S-3 of Credit Suisse First Boston Mortgage Securities Corp. of our report dated March 26, 1998 relating to the balance sheets of Credit Suisse First Boston Mortgage Securities Corp. as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three year period ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of Credit Suisse First Boston Mortgage Securities Corp.

KPMG Peat Marwick LLP

New York, New York
March 26, 1998