Form 10-Q
period 1998-03-31
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 1998-05-13
CIK 802106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

             ------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1998
         Commission File Numbers 33-99612, 33-11623, 33-15833, 33-16145

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

                          1,000 shares of common stock
                         outstanding as of May 11, 1998

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I          FINANCIAL INFORMATION

    Item    1.  Financial Statements

                Statements of Financial Condition as of  March 31, 1998
                             and December 31, 1997                             3

                Statements of Operations for the Three Months Ended
                             March 31, 1998 and 1997                           4

                Statements of Cash Flows for the Three Months Ended
                             March 31, 1998 and 1997                           5

                Notes to Financial Statements                                  6

    Item    2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations               7

PART II         OTHER INFORMATION

    Item    1.  Legal Proceedings                                              8

    Item    2.  Changes in Securities                                          8

    Item    3.  Defaults Upon Senior Securities                                8

    Item    4.  Submission of Matters to a Vote of Security Holders            8

    Item    5.  Other Information                                              8

    Item    6.  Exhibits and Reports on Form 8-K                            8, 9

SIGNATURE                                                                     10

INDEX TO EXHIBITS                                                             11

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                        STATEMENTS OF FINANCIAL CONDITION

                                                        March 31,   December 31,
                                                          1998          1997
                                                        --------    ------------
                                                             (unaudited)
                                                        (in thousands, except
                                                      par value and share data)
Assets:

Cash                                                    $     11       $     11
Investment in trusts                                         624            624
Mortgage Pass-Through Certificates                         4,804          4,776
Accrued Interest                                             545            456
                                                        --------       --------

        Total Assets                                    $  5,984       $  5,867
                                                        ========       ========


Liabilities and Stockholder's Equity:

Payables to affiliates                                     4,526          4,739
                                                        --------       --------

        Total Liabilities                                  4,526          4,739
                                                        --------       --------

Stockholder's Equity:

Common stock, (par value $1.00 per share,
   1,000 shares authorized and outstanding)                    1              1
Retained earnings                                          1,457          1,127
                                                        --------       --------

        Total Stockholder's Equity                         1,458          1,128
                                                        --------       --------

        Total Liabilities and Stockholder's Equity      $  5,984       $  5,867
                                                        ========       ========


                 See Accompanying Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three Months      Three Months
                                                    Ended             Ended
                                                March 31, 1998    March 31, 1997
                                                --------------    --------------
                                                         (in thousands)
Principal transactions                             $    333         $     68
Interest income                                         344              165
                                                   --------         --------
             Total revenues                             677              233


Expenses:
Interest expense                                        170              100
General and administrative expenses                      --               67
                                                   --------         --------
             Total expenses                             170              167


Income from operations before income
taxes                                                   507               66

Income taxes                                            177               23
                                                   --------         --------

Net income                                         $    330         $     43
                                                   ========         ========


                 See Accompanying Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                 Three Months      Three Months
                                                    Ended             Ended
                                                March 31, 1998    March 31, 1997
                                                --------------    --------------
                                                         (in thousands)
Cash Flows From Operating Activities:
-------------------------------------

Net income                                         $    330          $     43
Adjustments to reconcile net income to net cash
    Provided by (Used for) operating activities:
    Decrease in investments in and distribution
    by trusts                                            --                 4
    (Increase) decrease in Mortgage Pass-Through
    Certificates                                        (28)            4,488
    Decrease in resale agreements                        --            23,109
    Decrease in receivables from affiliates              --                71
    (Increase) decrease in accrued interest
    receivable                                          (89)              406
    (Decrease) in accrued interest payable               --              (712)
                                                   --------          --------
Net Cash Provided by
    Operating Activities                                213            27,409
                                                   --------          --------

Cash Flows From Financing Activities:
-------------------------------------

(Decrease) in securities sold not yet purchased          --           (22,859)
(Decrease) in payables to affiliates                   (213)           (4,550)
                                                   --------          --------
Net Cash (Used for)  Financing
    Activities                                         (213)          (27,409)
                                                   --------          --------

Net increase in cash                                     --                --
                                                   --------          --------
Cash at beginning of year                                11                11
                                                   --------          --------
Cash at end of year                                $     11          $     11
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

          The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the significant accounting policies is set forth in Note 2 to the Company's December 31, 1997 Financial Statements contained in the Company's 1997 Form 10-K.

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

          Results of Operations (in thousands)

          The Company recorded no gains or (losses) on the sale of beneficial interests in trusts for the three months ended March 31, 1998 and March 31, 1997.

          There were no Bonds, Conduits, Splits, Multifamily or Home Equities issued during the three months ended March 31, 1998. During the three months ended March 31, 1997, the Company issued, as depositor, aggregate principal amounts of Bonds, Conduits, Splits, Multifamily and Home Equities of $87,303.

          Net unrealized gains and losses on mortgage pass-through certificates are reflected in principal transactions. Realized gains and losses on the sale of mortgage pass-through certificates are also reflected in principal transactions. For the three months ended March 31, 1998, principal transactions of $333 are included in the Company's Statement of Operations.

          Management fees, professional fees and other administrative expenses are paid by FBSC on behalf of the Company.

          Liquidity and Capital Resources

          The Company utilizes FBSC to borrow funds and facilitate the settlement of all transactions through intercompany accounts as required with FBSC. FBSC does not charge the Company interest on such borrowings.

                          PART II - OTHER INFORMATION,

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          Not applicable

Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          None

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

Item 6.        Exhibits and Reports on Form 8-K (continued)

               (b)  Reports on Form 8-K:

                  Items Reported    Financial Statements Filed    Date of Filing

Items 5 & 7.   Other Events and
               Financial Statements
               and Exhibits                Not Applicable          March 5, 1998

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


Dated:  May 11, 1998

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