Form 10-Q
period 1998-06-30
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 1998-08-12
CIK 802106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

             ------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 1998
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
                                                             -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                        outstanding as of August 10, 1998

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                                      INDEX


                                                                            Page
                                                                          Number
                                                                          ------
PART I       FINANCIAL INFORMATION

       Item  1.  Financial Statements

                 Statements of Financial Condition as of  June 30, 1998
                              and December 31, 1997                            3

                 Statements of Operations for the Six Months Ended
                              June 30, 1998 and 1997                           4

                 Statements of Cash Flows for the Six Months Ended
                              June 30, 1998 and 1997                           5

                 Notes to Financial Statements                                 6

       Item  2.  Management's Discussion and Analysis of Financial
                              Condition and Results of Operations              7

PART II      OTHER INFORMATION

       Item  1.  Legal Proceedings                                             8

       Item  2.  Changes in Securities                                         8

       Item  3.  Defaults Upon Senior Securities                               8

       Item  4.  Submission of Matters to a Vote of Security Holders           8

       Item  5.  Other Information                                             8

       Item  6.  Exhibits and Reports on Form 8-K                           8, 9

SIGNATURE                                                                     10

INDEX TO EXHIBITS                                                             11

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                        STATEMENTS OF FINANCIAL CONDITION


                                                     June 30,       December 31,
                                                       1998            1997
                                                      ------          ------
                                                   (unaudited)
                                                 (in thousands, except par value
                                                         and share data)
Assets:

Cash                                                  $   11          $   11
Investment in trusts                                     624             624
Mortgage Pass-Through Certificates                       759           4,776
Receivables from affiliates                              174              --
Accrued Interest                                         649             456
                                                      ------          ------
         Total Assets                                 $2,217          $5,867
                                                      ======          ======

Liabilities and Stockholder's Equity:

Payables to affiliates                                $   --          $4,739
                                                      ------          ------
         Total Liabilities                                --           4,739
                                                      ------          ------
Stockholder's Equity:

Common stock, (par value $1.00 per share,
   1,000 shares authorized and outstanding)                1               1
Retained earnings                                      2,216           1,127
                                                      ------          ------
         Total Stockholder's Equity                    2,217           1,128
                                                      ------          ------
         Total Liabilities and Stockholder's Equity   $2,217          $5,867
                                                      ======          ======

                 See Accompanying Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Six Months        Six Months
                                                      Ended            Ended
                                                  June 30, 1998    June 30, 1997
                                                  -------------    -------------
                                                           (in thousands)
Revenues:
Principal transactions                                $1,457           $ (55)
Interest income                                          583             319
                                                      ------           -----
             Total revenues                            2,040             264


Expenses:
Interest expense                                         363             149
General and administrative expenses                        2              92
                                                      ------           -----
             Total expenses                              365             241


Income from operations before income
taxes                                                  1,675              23

Income taxes                                             586               8
                                                      ------           -----

Net income                                            $1,089           $  15
                                                      ======           =====

                 See Accompanying Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Six Months  Six Months
                                                            Ended       Ended
                                                           June 30,    June 30,
                                                            1998         1997
                                                           -------     --------
(in thousands)

Cash Flows From Operating Activities:

Net income                                                 $ 1,089     $     15
Adjustments to reconcile net income to net cash
      Provided by (Used for) operating activities:
      Decrease in investments in and distribution
      by trusts                                                 --            7
      Decrease in Mortgage Pass-Through
      Certificates                                           4,017        4,684
      Decrease in resale agreements                             --       23,109
      (Increase) decrease in receivables from affiliates      (174)          76
      (Decrease) in payables to affiliates                  (4,739)      (4,654)
      (Increase) decrease in accrued interest receivable      (193)         334
      (Decrease) in accrued interest payable                    --         (712)
                                                           -------     --------
Net Cash Provided by
      Operating Activities                                      --       22,859
                                                           -------     --------


Cash Flows From Financing Activities:

(Decrease) in securities sold not yet purchased                 --      (22,859)
                                                           -------     --------
Net Cash (Used for)  Financing
      Activities                                                --      (22,859)
                                                           -------     --------

Net increase in cash                                            --           --
                                                           -------     --------
Cash at beginning of period                                     11           11
                                                           -------     --------
Cash at end of period                                      $    11     $     11
                                                           =======     ========

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

            Results of Operations (in thousands)

            The Company recorded no gains or (losses) on the sale of beneficial interests in trusts for the six months ended June 30, 1998 and June 30, 1997.

            During the six months ended June 30, 1998 and June 30, 1997, the Company issued, as depositor, aggregate principal amounts of Bonds, Conduits, Splits, Multifamily and Home Equities of $6,075,161 and $1,443,532, respectively.

            Net unrealized gains and losses on mortgage pass-through certificates are reflected in principal transactions. Realized gains and losses on the sale of mortgage pass-through certificates are also reflected in principal transactions. For the six months ended June 30, 1998 and June 30, 1997, principal transactions of $1,457 and ($55), respectively, are included in the Company's Statement of Operations.

            Management fees, professional fees and other administrative expenses are paid by FBSC on behalf of the Company.

            Liquidity and Capital Resources

            The Company utilizes FBSC to borrow funds and facilitate the settlement of all transactions through intercompany accounts as required with FBSC.

                          PART II - OTHER INFORMATION,
                          ----------------------------

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

Item 6.        Exhibits and Reports on Form 8-K (continued)

               (b) Reports on Form 8-K:

                                                Financial
                  Items Reported             Statements Filed     Date of Filing
                  --------------             ----------------     --------------
Item 5.       Other Events                    Not Applicable      April 2, 1998

Items 5 & 7.  Other Events and
              Financial Statements,
              Pro Forma Financial
              Information and Exhibits        Not Applicable      April 13, 1998


Items 5 & 7.  Other Events and
              Financial Statements,
              Pro Forma Financial
              Information and Exhibits        Not Applicable      June 8, 1998


Items 5 & 7.  Other Events and
              Financial Statements,
              Pro Forma Financial
              Information and Exhibits        Not Applicable      June 12, 1998



Items 5 & 7.  Other Events and
              Financial Statements,
              Pro Forma Financial
              Information and Exhibits        Not Applicable      June 25, 1998

Items 5 & 7.  Other Events and
              Financial Statements,
              Pro Forma Financial
              Information and Exhibits        Not Applicable      June 26, 1998

Items 5 & 7.  Other Events and
              Financial Statements,
              Pro Forma Financial
              Information and Exhibits        Not Applicable      June 30, 1998

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


Dated: August 10, 1998

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