Form 10-Q
period 1998-09-30
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 1998-11-10
CIK 802106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

             ------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1998
         Commission File Numbers 33-99612, 33-11623, 33-15833, 33-16145

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
     ----------------------------------------------------------------------
     (Exact name of registrant as specified in its registration statements)


                   Delaware                                        13-3320910
----------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation)        (I.R.S. Employer Identification No.)

     11 Madison Avenue, New York, New York                            10010
    ---------------------------------------                         ----------
    (Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code                 212-325-1811
                                                                   ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                       outstanding as of November 9, 1998

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                                      INDEX

                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I         FINANCIAL INFORMATION

        Item   1. Financial Statements

                  Statements of Financial Condition as of  September 30, 1998
                            and December 31, 1997                                   3

                  Statements of Operations for the Nine Months Ended
                            September 30, 1998 and 1997                             4

                  Statements of Cash Flows for the Nine Months Ended
                            September 30, 1998 and 1997                             5

                  Notes to Financial Statements                                     6

        Item   2. Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                     7

PART II        OTHER INFORMATION

        Item   1. Legal Proceedings                                                 8

        Item   2. Changes in Securities                                             8

        Item   3. Defaults Upon Senior Securities                                   8

        Item   4. Submission of Matters to a Vote of Security Holders               8

        Item   5. Other Information                                                 8

        Item   6. Exhibits and Reports on Form 8-K                               8, 9

SIGNATURE                                                                          10

INDEX TO EXHIBITS                                                                  11

                    CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                             STATEMENTS OF FINANCIAL CONDITION


                                                    September 30,           December 31,
                                                        1998                   1997
                                                 --------------------   ---------------------
                                                     (unaudited)
                                                 (in thousands, except par value and share data)

Assets:

Cash                                                $      11              $       11
Investment in trusts                                      624                     624
Mortgage Pass-Through Certificates                        761                   4,776
Receivables from affiliates                               241                      --
Accrued Interest                                          604                     456
                                                    ----------             -----------

           Total Assets                             $   2,241              $    5,867
                                                    ==========             ===========


Liabilities and Stockholder's Equity:

Payables to affiliates                              $      --              $    4,739
                                                    ----------             -----------

           Total Liabilities                               --                   4,739
                                                    ----------             -----------

Stockholder's Equity:

Common stock, (par value $1.00 per share,
   1,000 shares authorized and outstanding)                 1                       1
Retained earnings                                       2,240                   1,127
                                                    ----------             -----------

      Total Stockholder's Equity                        2,241                   1,128
                                                    ----------             -----------

      Total Liabilities and Stockholder's Equity    $    2,241             $     5,867
                                                    ==========             ===========


                See Accompanying Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       Nine Months                Nine Months
                                                          Ended                      Ended
                                                   September 30, 1998         September 30, 1997
                                                   --------------------       --------------------
                                                                   (in thousands)

Revenues:
Principal transactions                                    $1,481                     $1,256
Interest income                                              621                        564
                                                          ------                     ------
           Total revenues                                  2,102                      1,820


Expenses:
Interest expense                                             386                        265
General and administrative expenses                            4                         17
                                                          ------                     ------
           Total expenses                                    390                        282


Income from operations before income
taxes                                                      1,712                      1,538

Income taxes                                                 599                        538
                                                          ------                     ------

Net income                                                $1,113                     $1,000
                                                          ======                     ======


                See Accompanying Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         Nine Months                    Nine Months
                                                            Ended                          Ended
                                                     September 30, 1998             September 30, 1997
                                                     --------------------           --------------------
                                                                       (in thousands)

Cash Flows From Operating Activities:

Net income                                                 $  1,113                       $  1,000
Adjustments to reconcile net income to net cash
     Provided by (Used for) operating activities:
     Decrease in investments in and distribution
     by trusts                                                   --                              9
     Decrease (increase) in Mortgage Pass-Through
     Certificates                                             4,015                        (11,510)
     Decrease in resale agreements                               --                         23,109
     (Increase) decrease in receivables from affiliates        (241)                            76
     (Decrease) increase in payables to affiliates           (4,739)                        10,769
     (Increase) decrease in accrued interest receivable        (148)                           118
     (Decrease) in accrued interest payable                      --                           (712)
                                                           --------                       --------
Net Cash Provided by
     Operating Activities                                        --                         22,859
                                                           --------                       --------


Cash Flows From Financing Activities:

(Decrease) in securities sold not yet purchased                  --                        (22,859)
                                                           --------                       --------
Net Cash (Used for)  Financing
     Activities                                                  --                        (22,859)
                                                           --------                       --------

Net increase in cash                                             --                             --
                                                           --------                       --------
Cash at beginning of period                                      11                             11
                                                           --------                       --------
Cash at end of period                                      $     11                       $     11
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

        Results of Operations (in thousands)

        The Company recorded no gains or (losses) on the sale of beneficial interests in trusts for the nine months ended September 30, 1998 and September 30, 1997.

        During the nine months ended September 30, 1998 and September 30, 1997, the Company issued, as depositor, aggregate principal amounts of Bonds, Conduits, Splits, Multifamily and Home Equities of $6,255,630 and $1,565,539, respectively.

        Net unrealized gains and losses on mortgage pass-through certificates are reflected in principal transactions. Realized gains and losses on the sale of mortgage pass-through certificates are also reflected in principal transactions. For the nine months ended September 30, 1998 and September 30, 1997, principal transactions of $1,481 and $1,256, respectively, are included in the Company's Statement of Operations.

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

Item 6.        Exhibits and Reports on Form 8-K (continued)

               (b)Reports on Form 8-K:

                     Items Reported                    Financial Statements Filed        Date of Filing
                     --------------                    --------------------------        --------------

Item 5 & 7.   Other Events and                              Not Applicable                July 1, 1998
              Financial Statements, Pro Forma
              Financial Information and Exhibits

Items 2 & 7.  Acquisition or Disposition of Assets
              and Financial Statements, Pro Forma
              Financial Information and Exhibits            Not Applicable               July 10, 1998


Items 5 & 7.  Other Events and
              Monthly Statements and Exhibits               Not Applicable             August 12, 1998



Items 5 & 7.  Other Events and
              Monthly Statements and Exhibits               Not Applicable             August 12, 1998


Items 5 & 7.  Other Events and
              Financial Statements and Exhibits             Not Applicable            September 2, 1998


Items 5 & 7.  Other Events and
              Monthly Statements and Exhibits               Not Applicable            September 9, 1998


Items 5 & 7.  Other Events and
              Monthly Statements and Exhibits               Not Applicable            September 9, 1998

Items 5 & 7.  Other Events and
              Monthly Statements and Exhibits               Not Applicable            September 9, 1998

Items 5 & 7.  Other Events and
              Financial Statements and Exhibits             Not Applicable            September 11, 1998

Items 5 & 7.  Other Events and
              Monthly Statements and Exhibits               Not Applicable            September 25, 1998

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Credit Suisse First Boston Mortgage
                                         Securities Corp.



                                         By:    THOMAS M. ZINGALLI
                                            --------------------------------
                                                Thomas M. Zingalli
                                              Controller and Principal
                                                Accounting Officer
                                            (Duly Authorized Officer and
                                            Principal Accounting Officer)


Dated:  November 9, 1998

                                INDEX TO EXHIBITS

Exhibit
Number         Description of Exhibit                                             Page
-------        ----------------------                                             ----
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