Form 10-K
period 1998-12-31
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 1999-03-31
CIK 802106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                             ----------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Fiscal Year Ended December 31, 1998
                   Commission File Numbers 33-11623, 33-15833,
                          33-16145, 33-21329, 33-25751,
                          33-29239, 33-33807, 33-51771,
                          33-53115, 33-25751, 33-61167

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
     ----------------------------------------------------------------------
     (Exact name of registrant as specified in its registration statements)


                  Delaware                                             13-3320910
 (State or other jurisdiction of incorporation)            (I.R.S. Employer Identification No.)


11 Madison Avenue, New York, New York                                     10010
(Address of principal executive offices)                                (Zip Code)

Registrant's telephone number, including area code                     212-325-1811

Securities registered pursuant to section 12(b) of the Act:  None.

Securities registered pursuant to section 12(g) of the Act:

                             Title of                          Number of shares outstanding
                            each class                           As of December 31, 1998
                            ----------                           -----------------------
                           Common Stock                                   1,000
                     par value $1.00 per share

As of March 26, 1999 none of the Registrant's Common Stock was held by non-affiliates.

Number of shares outstanding of the Registrant's Common Stock as of March 26, 1999 - 1,000

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


                                                                                   Page
                                                                                   Number
PART I

         Item  1.  Business                                                           3
         Item  2.  Properties                                                         7
         Item  3.  Legal Proceedings                                                  7
         Item  4.  Submission of Matters to a Vote of Security Holders                8

PART II

         Item  5.  Market for Registrant's Common Equity and Related
                     Stockholder Matters                                              8
         Item  6.  Selected Financial Data                                            8
         Item  7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              8
         Item  7a. Quantitative and Qualitative Disclosures
                     About Market Risk                                                9
         Item  8.  Financial Statements and Supplementary Data                        9
         Item  9.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                             17

PART III

         Item  10. Directors and Executive Officers of the Registrant                17
         Item  11. Executive Compensation                                            17
         Item  12. Security Ownership of Certain Beneficial Owners
                     and Management                                                  17
         Item  13. Certain Relationships and Related Transactions                    17

PART IV

         Item  14. Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K                                                     17

SIGNATURES                                                                           19
INDEX TO EXHIBITS                                                                    20
CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                  21

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

     Shelf registrations filed for the Company since inception are as follows (dollars in thousands):

              Commission             Date of             Shelf                Type of
                File #               Filing              Amount                Issue
               ---------             -------             ------               -------
               33-3119              02/12/86             1,000,000            CMO
               33-4884              04/15/86             2,000,000            CMO
               33-8856              09/18/86             1,000,000            Split
               33-10305             11/19/86               250,000            Conduit
               33-10311             11/20/86             2,000,000            CMO
               33-11750             02/04/87             2,000,000            CMO
               33-11924             02/12/87             2,000,000            CMO
               33-12461 (A)         03/06/87             1,000,000            Conduit
               33-12541             03/10/87             2,000,000            Split
               33-37221             10/16/90               500,000            Conduit
               33-47579             04/26/92             1,700,000            Conduit
               33-59342             05/05/93               500,000            Commercial/Multifamily
               33-65950             07/13/93               500,000            Home Equity
               33-82354             08/11/94               500,000            Commercial/Multifamily
               33-98604             11/08/95             1,000,000            Commercial/Multifamily
               33-99612             11/17/95             3,000,000            Conduit
               33-99612 (B)         11/29/95             1,740,000            Conduit
               33-11623             09/09/96               800,000            Conduit
               33-15833             11/08/96               800,000            Conduit
               33-16145             11/14/96               300,000            Conduit
               33-21329             02/07/97                 1,000            Conduit
               33-21329 (C)         02/27/97             1,000,000            Conduit
               33-25751             04/24/97               250,000            Commercial/Multifamily
               33-25751 (D)         05/15/97             1,500,000            Commercial/Multifamily
               33-29239             06/13/97                 1,000            Conduit
               33-29239 (E)         07/22/97             1,000,000            Conduit
               33-33807             08/15/97                 1,000            Conduit
               33-33807 (F)         09/15/97               700,000            Conduit

              Commission             Date of             Shelf                Type of
                File #               Filing              Amount                Issue
               ---------             -------             ------               -------
               33-51771             05/04/98             3,000,000            Commercial/Multifamily
               33-53115             05/20/98               500,000            Conduit
               33-25751 (G)         05/29/98             8,000,000            Commercial/Multifamily
               33-33807 (H)         08/10/98               500,000            Conduit
               33-61167             08/11/98             1,000,000            Conduit
               33-33807 (I)         10/09/98               500,000            Conduit

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

     (F) Represents amendment No.1 effectively increasing the shelf from $1,000 to $700,000 as filed on form S-11 #33-33807.

     (G) Represents amendment No.2 effectively increasing the shelf amount from $1,077,742 to $8,000,000 as filed on form S-11 #33-25751.

     (H) Represents amendment No.1 effectively increasing the shelf amount from $149,285 to $500,000 as filed on form S-11 #33-33807.

     (I) Represents amendment No.2 effectively increasing the shelf amount from $149,285 to $500,000 as filed on form S-11 #33-33807.

     The Company established the following Trusts which have issued Collateralized Mortgage Obligations since inception (dollars in thousands):

                                            Pricing             Type of            Principal
           Trust            Series            Date            Collateral            Amount
           -----            ------            ----            ----------            ------
            I                  A            04/07/86             FNMA              $  140,000
            I                  B            04/07/86             FHLMC                249,000
            II                 A            06/04/86             FHLMC                500,000
            III                A            06/25/86             FNMA                 162,000
            IV                 A            10/21/86             FNMA                 161,800
            IV                 B            10/21/86             FHLMC                396,265
            V                  A            10/30/86             FHLMC                500,000
            VI                 A            12/02/86             FNMA                 185,000
            VII                A            12/03/86             FHLMC                240,000
            VII                B            12/04/86             GNMA                 300,000
            VIII               A            12/05/86             FNMA                 500,000

                                            Pricing             Type of            Principal
           Trust            Series            Date            Collateral            Amount
           -----            ------            ----            ----------            ------
              IX                A            01/07/87             FNMA                350,000
              X                 A            01/15/87             FNMA                300,000
              XI                A            02/26/87             GNMA              1,000,000
              12                A            03/25/87             FHLMC               250,000
              13                A            03/31/87             FHLMC               250,000
              14                A            04/20/87             FNMA                200,000
              15                A            05/12/87          FHLMC/FNMA             250,000
              16                A            05/27/87             GNMA                150,000
              17                A            06/16/87          FHLMC/FNMA             270,000
              18                A            06/30/88             GNMA                500,100
              19                A            09/28/88             FHLMC               203,615
              20                A            08/29/90             GNMA                154,500
              21                A            04/30/91             GNMA                 69,514
                                                                                   ----------
                                                                                   $7,281,794
                                                                                   ==========

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

     The Company, as Seller, has also issued the following Splits since inception (dollars in thousands):

                          Pricing           Type of           Principal
     Series                Date            Collateral           Amount
     ------                ----            ----------           ------
     1987-A              02/19/87            FHLMC           $ 445,000
     1987-B              03/13/87             FNMA             275,000
     1987-C              03/27/87             GNMA             126,900
     1987-D              04/13/87             GNMA             110,000
     1988-E              09/07/88             GNMA             200,000
                                                             ---------
                                                            $1,156,900

     The Company established the following Trust Funds, which sold Conduit Mortgage Pass-Through Certificates since inception (dollars in thousands):

                                         Pricing             Principal
               Series                    Date                 Amount
               ------                    -------             ----------
               1987-1, Class A           07/16/87          $   72,600
               1988-1, Class A           10/13/88              63,794
               1988-2, Class A           10/19/88              95,000
               1988-3, Class A           11/02/88              61,692
               1988-4, Class A           11/09/88              45,893
               1989-1, Class A           01/31/89              86,612
               1989-2, Class A           02/09/89              81,300
               1989-4, Class A           05/03/89              99,877
               1989-5, Class A           12/21/89             144,015
               1990-1, Class A           09/27/90             134,070
               1991-1, Class A           12/24/91             110,201
               1992-1, Class A           02/14/92             174,564
               1992-2, Class A           07/15/92             131,153
               1992-3, Class A           07/23/92              92,623
               1992-4, Class A           09/17/92             156,397
               1992-5, Class A           09/17/92             115,196
               1993-1, Class A           03/01/93              81,879
               1993-2, Class A           03/31/93             296,803
               1993-3, Class A           04/28/93              50,839
               1993-4, Class A           06/11/93             115,000
               1993-5, Class A           07/29/93             342,468
               1993-6, Class A           08/27/93             208,700
               1993-6R                   02/23/94              18,997
               1993-2R                   08/15/94              21,409
               1995-1, Class A           12/15/95           1,278,320
               1996-1, Class A           05/28/96             305,580
               1996-1R                   10/04/96              73,672
               1996-2                    12/09/96             280,000
               1996-3                    12/19/96             278,286

                                         Pricing             Principal
               Series                    Date                 Amount
               ------                    -------             ----------
               1997-1                    03/17/97             392,795
               1997-1                    03/17/97             200,000
               1997-1                    07/28/97             142,421
               1997-1                    08/21/97             200,000
               1997-2                    09/17/97             389,642
               1997-WFC1                 09/25/97             130,639
               1997-CCB1                 09/25/97             728,242
               1997-2                    11/17/97             400,000
               1998-1                    03/05/98             139,648
               1998-CCB1                 03/27/98             560,162
               1998-WFC2                 06/24/98             128,694
                                                           ----------
                                                           $8,429,183
                                                           ==========

     The collateral in the Trust Fund issuances listed above consists of mortgage pools of fixed and adjustable rate, fully amortizing mortgage loans.

     The Company, as Seller, has also issued the following
     Commercial/Multifamily Mortgage Pass-Through Certificates since inception (dollars in thousands):

               Series                      Date                Amount
               ------                      ----                ------
               1993-M1                   08/12/93          $   97,118
               1994-M1                   03/11/94             157,570
               Series 94                 05/16/94              15,000
               Series 94-E               05/16/94              16,802
               1994-CFB1                 06/22/94             262,189
               1994-MHC1                 10/04/94             303,524
               1995-AEW1                 10/30/95             287,679
               1995-FHA1                 11/15/95             171,543
               1995-MBL1                 11/28/95             108,566
               1995-WF1                  12/21/95             243,850
               1997-C1                   06/25/97             897,903
               1997-C2                   12/12/97           1,293,736
               1998-C1                   06/11/98           2,197,390
               1998-C2                   11/20/98           1,688,900
                                                           ----------
                                                           $7,741,770
                                                           ==========

     The Company, as Seller, has also issued the following Home Equity Loan Pass-Through Certificates since inception (dollars in thousands):

               Series                      Date                Amount
               ------                      ----                ------
               1993-H1                   09/29                $78,017
                                                              =======

Item  2. Properties

         The Company neither owns nor leases any physical property.

Item  3. Legal Proceedings

         The Company is not a party to any material actual or pending legal proceedings.

Item  4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the year ended December 31, 1998.

Part II

Item  5. Market for the Registrant's Common Equity and Related Stockholder
         Matters

         As of March 26, 1999 all outstanding shares of the Company's common stock are owned indirectly by Credit Suisse First Boston, Inc. and are not traded in any exchange or in the over-the-counter market.

Item  6. Selected Financial Data

         Selected financial data is omitted because the information is in the financial statements or notes thereto included herein.

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

         Results of Operations

         The Company recorded no gains on the sale of beneficial interests during the years ended December 31, 1998, 1997, and 1996.

         Net unrealized gains and losses on mortgage pass-through certificates are reflected in principal transactions. Realized gains and losses on the sale of mortgage pass-through certificates are also reflected in principal transactions. For the years ended December 31, 1998, 1997 and 1996, principal transactions gains of $863,000, $1,358,000 and $1,188,000, respectively, are included in the Company's Statements of Operations.

         During the years ended December 31, 1998, 1997 and 1996 the Company issued, as depositor, aggregate principal amounts of Conduits and Multifamily of $4,714,794,000, $4,775,378,000, and $937,538,000,
         respectively.

         Credit Suisse First Boston Corporation, (the "Corporation") a wholly owned subsidiary of the Parent Company, provides certain administrative functions on behalf of the Company. Beginning in 1997, the Corporation charged the Company a management fee for providing these services. The fee represents an allocation of the Corporation's costs based on an evaluation of the level of business activity of the Company and the services provided by the Corporation. $852,000 and $1,597,000 were charged to the Company as management fees for the years ended December 31, 1998 and 1997, respectively. Prior to 1997, the fees associated with the Corporation's services were not reflected in the Company's financial statements. In addition, during 1998 and 1997 the Company incurred other miscellaneous expenses totaling $4,000 and $21,000, respectively, which are reflected in the Company's Statements of Operations.

         Liquidity and Capital Resources

         The Company utilizes FBSC to borrow funds and facilitate the settlement of all transactions through intercompany accounts as required with FBSC. FBSC does not charge the Company interest on such borrowings.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          Year 2000 Issue

          The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify the year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. The effects of Year 2000 Issues may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect a company's ability to conduct normal business operations. The potential impact of the Year 2000 Issue on the company is being addressed by Credit Suisse First Boston, Inc., which has a contingency plan in place. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers or other third parties, will be fully resolved.

Item  7a. Quantitative and Qualitative Disclosures About Market Risk

          Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates and prices. The Company monitors market risks in accordance with established policies and may enter into various derivatives and U.S. Government securities transactions, as it deems necessary.

Item  8. Financial Statements and Supplementary Data

         INDEX TO FINANCIAL STATEMENTS                                PAGE
         Independent Auditors' Report                                  10

         Balance Sheets as of December 31, 1998 and 1997               11

         Statements of Operations for the Years Ended
           December 31, 1998, 1997 and 1996                            12

         Statements of Changes in Stockholder's Equity for the
           Years Ended December 31, 1998, 1997 and 1996                12

         Statements of Cash Flows for the Years Ended
           December 31, 1998, 1997 and 1996                            13

         Notes to Financial Statements                                 14


          Financial Statement Schedules are omitted because they are not required, inapplicable, or the information is included in the financial statements or notes thereto.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                          NOTES TO FINANCIAL STATEMENTS

     1. Description of business

     Credit Suisse First Boston Mortgage Securities Corp. (the "Company"), is a wholly owned subsidiary of Credit Suisse First Boston Management Corporation ("FBSC"), which is a wholly owned subsidiary of Credit Suisse First Boston, Inc. (the "Parent Company"), a privately owned holding company. The Company was granted authority to do business in the state of Delaware on April 18, 1986 ("date of inception").

     The Company was organized to form trusts ("Trusts"); to issue and sell Collateralized Mortgage Obligations ("CMOs"); to issue Strips of Participation Securities ("Splits"); to issue Conduit Mortgage Pass-Through Certificates ("Conduits"); to issue Commercial/Multifamily Mortgage Pass-Through Certificates ("Multifamily"); and to issue Home Equity Pass-Through Certificates ("Home Equity").

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

     Since the date of inception, the Company has had the following activity:

          - Established 21 Trusts which have issued CMOs with an aggregate principal balance of $7,281,794,000 as of their respective date of issuance. Additionally, the Company sold, through private placements, 21 Trusts consisting of beneficial interests in Owner Trusts. There were no Trusts issued during the years ended December 31, 1998, 1997, and 1996, respectively.

          - As seller, has issued 5 series of Splits with an aggregate principal balance of $1,156,900,000 as of their respective date of issuance. No Splits have been issued since 1988.

          - Established 37 Trust Funds which sold Conduits with an aggregate principal balance of $8,429,183,000 as of their respective date of issuance, including $828,504,000, $2,583,739,000 and $937,538,000 issued during the years ended December 31, 1998, 1997, and 1996, respectively.

          - As seller, has issued 12 series of Multifamily certificates with an aggregate principal balance of $7,741,770,000 as of their respective date of issuance, including $3,866,290,000 and $2,191,639,000 issued during the years ended December 31, 1998 and 1997, respectively. There were no Multifamily certificates issued during 1996.

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

     Certain expenses are paid on behalf of the Company by Credit Suisse First Boston, Inc.

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

3. Mortgage Pass-Through Certificates

     In the normal course of business, the Company establishes Trusts which sell mortgage pass-through certificates. All certificates are generally purchased from the Trusts by the underwriter and sold to third parties. As of December 31, 1998 and 1997, the Company held $695,000 and $4,776,000, respectively, of certificates which they purchased directly from the Trusts. The certificates are carried at market value and are expected to be sold in the near future. The effective interest rate yield of 7.4%, as of December 31, 1998, will be used to accrue income in the following period. The effective interest rate yield of 7.3%, as of December 31, 1997, was used to accrue income in the following period. Net unrealized gains/losses on the certificates are reflected in principal transactions in the accompanying Statements of Operations. Realized gains/losses on the sale of the certificates are also reflected in principal transactions in the accompanying Statements of Operations. To acquire the mortgage pass-through certificates, the Company established an intercompany loan included in payables to affiliates on the balance sheets.

4. Related party transactions

     Credit Suisse First Boston Corporation, (the "Corporation") a wholly owned subsidiary of the Parent Company, provides certain administrative functions on behalf of the Company. Beginning in 1997, the Corporation charged the Company a management fee for providing these services. The fee represents an allocation of the Corporation's costs based on an evaluation of the level of business activity of the Company and the services provided by the Corporation. $852,000 and $1,597,000 were charged to the Company as management feees for the years ended December 31, 1998 and 1997, respectively. Prior to 1997, the fees associated with the Corporation's services were not reflected in the Company's financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


PART III

Item 10. Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are as follows:

                          NAME               AGE            TITLE                     DATE ELECTED
                          ----               ---            -----                     ------------
                Lawrence A. Shelley           40      President and Director            02/26/97
                Zev Kindler                   35      Treasurer                         11/10/98
                Rhonda G. Matty               40      Assistant Secretary               08/24/94
                Thomas A. DeGennaro           44      Director of Taxes                 07/16/90
                Thomas M. Zingalli            40      Controller and Principal          08/05/94
                                                         Accounting Officer


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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) The following documents are filed as part of this report:

          (1) Financial Statements:

               The Financial Statements and Notes to Financial Statements appear on pages 11 through 16. The Report of Independent Auditors, KPMG LLP, pertaining to the 1998, 1997 and 1996 financial statements appears on page 10.

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

     (b) Reports on Form 8-K

                       Items Reported                  Financial Statements Filed        Date of Filing
                       --------------                  --------------------------        --------------
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable             October 15, 1998
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable             October 22, 1998
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable             October 30, 1998
Items 5 & 7.     Other Events and
                 Monthly Statements and Exhibits             Not Applicable             October 30, 1998
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable             November 4, 1998
Items 5 & 7.     Other Events and
                 Monthly Statements and Exhibits             Not Applicable             November 6, 1998
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable             November 10, 1998
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable             November 12, 1998
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable             November 12, 1998
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable             November 17, 1998
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable             November 24, 1998
Items 5 & 7.     Other Events and
                 Monthly Statements and Exhibits             Not Applicable             December 3, 1998
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable             December 3, 1998
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable             December 10, 1998
Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable             December 31, 1998


     (c) Exhibits filed as part of this report are included in Item 14(a) (3) above.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1999.


                      CREDIT SUISSE FIRST BOSTON MORTGAGE
                                SECURITIES CORP.


By: /s/ LAWRENCE A. SHELLEY
    --------------------------------
    Lawrence A. Shelley
    President and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1999.

By: /s/ ZEV KINDLER                             By: /s/ RHONDA G. MATTY
    --------------------------------                ----------------------------
    Zev Kindler                                     Rhonda G. Matty
    Treasurer                                       Assistant Secretary


By: /s/ THOMAS A. DEGENNARO                     By: /s/ THOMAS M. ZINGALLI
    --------------------------------                ----------------------------
    Thomas A. DeGennaro                             Thomas M. Zingalli
    Director of Taxes                               Controller and Principal
                                                    Accounting Officer

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1999.


                       CREDIT SUISSE FIRST BOSTON MORTGAGE
                                SECURITIES CORP.


By: --------------------------------
Lawrence A. Shelley
President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1999.



By: --------------------------------            By: ----------------------------
    Zev Kindler                                     Rhonda G. Matty
    Treasurer                                       Assistant Secretary


By: --------------------------------            By: ----------------------------
    Thomas A. DeGennaro                             Thomas M. Zingalli
    Director of Taxes                               Controller and Principal
                                                    Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number            Description of Exhibit                                                  Page
-------           ----------------------                                                  ----
3.1               Articles of Incorporation of the Company as of December 31, 1985.         *

3.2               By-Laws of the Company as of December 31, 1985.                           *


* Incorporated by reference to the same Exhibits in Registration Statement No. 33-8856 on Form S-11 filed with the Securities and Exchange Commission on September 18, 1986.

               Consent of Independent Certified Public Accountants



The Board of Directors
Credit Suisse First Boston Mortgage Securities Corp.:

We consent to incorporation by reference in the registration statement Nos. 33-11623, 33-15833, 33-16145, 33-21329, 33-25751, 33-29239, 33-33807, 33-51771,
33-53115, 33-25751 and 33-61167 on Form S-3 of Credit Suisse First Boston Mortgage Securities Corp. of our report dated March 26, 1999 relating to the balance sheets of Credit Suisse First Boston Mortgage Securities Corp. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three year period ended December 31, 1998, which report appears in the December 31, 1998 annual report on Form 10-K of Credit Suisse First Boston Mortgage Securities Corp.



/s/ KPMG LLP


New York, New York
March 26, 1999

                          Independent Auditors' Report



The Board of Directors
Credit Suisse First Boston Mortgage Securities Corp.:


We have audited the accompanying balance sheets of Credit Suisse First Boston Mortgage Securities Corp. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credit Suisse First Boston Mortgage Securities Corp. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ KPMG LLP


New York, New York
March 26, 1999

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                                 BALANCE SHEETS


                                                                              December 31,
                                                              1998                                 1997
                                                              ----                                 ----
                                                           (in thousands, except par value and share data)
Assets:

Cash                                                              $ 11                              $ 11
Investment in trusts                                                 -                               624
Mortgage Pass-Through Certificates                                 695                             4,776
Receivables from affiliates                                        619                                 -
Accrued interest                                                    16                               456
                                                               --------                          --------

          Total Assets                                         $ 1,341                           $ 5,867
                                                               ========                          ========


Liabilities and Stockholder's Equity:


Payables to affiliates                                             $ -                           $ 4,739
Other Payables                                                      47                                 -
                                                               --------                          --------

          Total Liabilities                                         47                             4,739
                                                               --------                          --------

Stockholder's Equity:

Common Stock, (par value $1.00 per share,
  1,000 shares authorized and outstanding)                           1                                 1
Retained earnings                                                1,293                             1,127
                                                               --------                          --------

          Total Stockholder's Equity                             1,294                             1,128
                                                               --------                          --------

          Total Liabilities and Stockholder's Equity           $ 1,341                           $ 5,867
                                                               ========                          ========


                 See Accompanying Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF OPERATIONS

                                                        Year Ended December 31,
                                                        1998      1997      1996
                                                      ------    ------    ------
                                                             (in thousands)
Revenues:
Principal transactions                                $  863    $1,358    $1,188
Interest income                                          644     1,026       535
                                                      ------    ------    ------
     Total revenues                                    1,507     2,384     1,723

Expenses:
Interest expense                                         396       367       388
General and administrative expenses                      856     1,618        --
                                                      ------    ------    ------
     Total expenses                                    1,252     1,985       388

Income from operations before income taxes               255       399     1,335

Income taxes                                              89       140       467
                                                      ------    ------    ------

Net income                                            $  166    $  259    $  868
                                                      ======    ======    ======

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                        Year Ended December 31,
                                                        1998      1997      1996
                                                      ------    ------    ------
                                                             (in thousands)
Common stock - balance at beginning of year           $    1    $    1    $    1
                                                      ------    ------    ------
Common stock - balance at end of year                 $    1    $    1    $    1
                                                      ======    ======    ======

Retained earnings - balance at beginning of year      $1,127    $  868    $   --
Net income                                               166       259       868
                                                      ------    ------    ------
Retained earnings - balance at end of year            $1,293    $1,127    $  868
                                                      ------    ------    ------
     Total                                            $1,294    $1,128    $  869
                                                      ======    ======    ======

                See Accompanying Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF CASH FLOWS

                                                        Year Ended December 31,
                                                       1998      1997      1996
                                                      ------    ------    ------
                                                             (in thousands)
Cash Flows From Operating Activities:
-------------------------------------

Net Income                                          $   166   $   259   $   868

Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Decrease (increase) in investments in and
    distribution by trusts                              624       (19)       18
  Decrease (increase) in Mortgage
    Pass-Through Certificates                         4,081     3,176    (7,952)
  Decrease (increase) in resale agreements               --    23,109   (23,109)
  (Increase) decrease in receivables
    from affiliates                                    (619)       76       (76)
  Decrease (increase) in accrued
    interest receivable                                 440        86      (542)
  (Decrease) increase in accrued
    interest payable                                     --      (712)      712
  (Increase) in other payables                           47        --        --
                                                    -------   -------   -------
Net Cash provided by (used for)
  Operating Activities                                4,739    25,975   (30,081)
                                                    -------   -------   -------

Cash Flows From Financing Activities:
-------------------------------------

(Decrease) increase in securities sold not
  yet purchased                                          --   (22,859)   22,859
Decrease in deferred debt issuance costs                 --        --       945
(Decrease) increase in payables to affiliates        (4,739)   (3,116)    6,277
                                                    -------   -------   -------
Net Cash (used for) provided by
  Financing Activities                               (4,739)  (25,975)   30,081
                                                    -------   -------   -------

Net increase in cash                                     --        --        --
Cash at beginning of year                                11        11        11
                                                    -------   -------   -------
Cash at end of year                                 $    11   $    11   $    11
                                                    =======   =======   =======

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
Interest                                                 --     1,079        --
Income Taxes                                             89       140       467


                See Accompanying Notes to Financial Statements.