Form 10-K/A
period 1997-12-31
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 1999-04-08
CIK 802106

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-K



                      Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1997

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There was one participant in the DTC system holding positions in the Cede certificates.
     The following were Noteholders and Certificateholders of record as of the end of the reporting year.
     Chevy Chase Mortgage Backed Pass Through Certificates
     Series 1997-CCB1 Class A        Cede & Co.
     Series 1997-CCB1 Class S        Cede & Co.









     There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12. Security Ownership of Certain Beneficial Owners and Management The Notes are represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers.
     The address of Cede & Co. is:
     Cede & Co.
     c/o The Depository Trust Company
     Seven Hanover Square
     New York, New York 10004

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

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated
     October 25, 1997; November 25, 1997; December 26, 1997



     (c)    See (a) 3 above

     (d)    Not Applicable



                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Credit Suisse First Boston Mortgage Securities Corp.
Chevy Chase Bank F.S.B. Mortgage Backed Pass Through Certificates
Series 1997-CCB1

     /s/  Eve Kaplan, Vice President
          Vice President
     U.S. Bank National Association

Date March 5, 1999


                      EXHIBIT INDEX

     Exhibit Number   Description
              99.1    Annual Summary Statement
              99.2    Annual Statement of Compliance
              99.3    Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1997

     Chevy Chase Mortgage Backed Pass Through Certificates Series 1997-CCB1
              Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                     611,386,749.48
     Principal        Collections     116,854,775.18
     Interest         Collections      15,864,304.65
     Servicer         Fees                869,249.12
     Trustee          Fees                  7,417.59
     PPIS                                 308,780.97
     Premium          Fees                127,489.87







     Certificate      Balance        Interest        Principal

     Class A          651,417,417.34   10,140,596.42  76,824,107.32
     Class S                    0.00            0.00           0.00

     Class S Interest Accrual Amount    1,225,954.52




       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

CHEVY CHASE BANK

     	Chevy Chase Bank
	8401 Connecticut Avenue
	Chevy Chase, Maryland 20815



MANAGEMENT'S ASSERTION ON THE MORTGAGE BANKERS ASSOCATION OF
AMERICA'S MINIMUM SERVICING REQUIREMENTS



As of and for the year ended September 30, 1998, Chevy Chase Bank, F.S.B. has complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Chevy Chase Bank, F.S.B. had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000 and $10,000,000, respectively.




/s/ Alexander M. Boyle
    Alexander M. Boyle,
    Vice Chairman

/s/ Stephen Halpin
    Stephen R. Halpin, Jr.
    Executive Vice Presidend and
    Chief Financial Officer

/s/ Vicki L. Parry
    Vicki L. Parry
    Vice President

November 18, 1998


      Exhibit 99.3    Report of Independent Accountants


ARTHUR ANDERSON LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Chevy Chase Bank, F.S.B.



We have examined management's assertion about Chevy Chase Bank, F.S.B.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that Chevy Chase Bank, F.S.B. had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000 and $10,000,000, respectively, as of and for the year ended September 30, 1998 included in the accompanying Management's Assertion on to Mortgage Bankers Association of America's Minimum Servicing Requirements. Management is responsible for Chevy Chase Bank, F.S.B.'s compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and accordingly, included examining, on a test basis, evidence about Chevy Chase Bank, F.S.B.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.
We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Chevy Chase Bank, F.S.B.'s compliance with the minimum servicing standards.

In our opinion, management's assertion that Chevy Chase Bank, F.S.B. complied with the aforementioned minimum servicing standards and that Chevy Chase Bank, F.S.B. had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000 and $10,000,000, respectively, as of and for the year ended September 30, 1998 is fairly stated, in all material respects.

                      /s/ Arthur Andersen LLP
Washington, D.C.
November 18, 1998