Form 10-K/A
period 1998-12-31
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 1999-04-08
CIK 802106

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

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated January 26, 1998; February 25, 1998; March 25, 1998; April 27, 1998; May 26, 1998;
     June 25, 1998; July 27, 1998; August 25, 1998; September 25, 1998;
     October 26, 1998; November 25, 1998; December 28, 1998

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

Date March 4, 1999


                      EXHIBIT INDEX

     Exhibit Number   Description
              99.1    Annual Summary Statement
              99.2    Annual Statement of Compliance
              99.3    Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1998

     Chevy Chase Mortgage Backed Pass Through Certificates Series 1997-CCB1
              Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                     263,124,858.56
     Principal        Collections     348,261,890.92
     Interest         Collections      29,974,107.87
     Servicer         Fees              1,591,409.42
     Trustee          Fees                 13,580.03
     PPIS             Collections       1,015,008.94
     Premium          Fees                233,406.72







     Certificate      Balance        Interest        Principal

     Class A          278,391,824.88   26,769,922.07     373,025,592.46
     Class S                    0.00            0.00           0.00

     Class S Interest Accrual Amount    3,253,249.73




       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
     To be supplied upon receipt by the Trustee