Form 10-Q
period 1999-03-31
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 1999-05-11
CIK 802106

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

             ------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1999

              Commission File Numbers 33-11623, 33-15833, 33-16145,
                     33-21329, 33-25751, 33-29239 33-33807,
                     33-51771, 33-53115, 33-25751, 33- 61167

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
     (Exact name of registrant as specified in its registration statements)



         Delaware                                              13-3320910
         --------                                              ----------
(State or other jurisdiction                                (I.R.S. Employer
      of incorporation)                                    Identification No.)

11 Madison Avenue, New York, New York                             10010
-------------------------------------                             -----
(Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code             212-325-1811
                                                               ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                          outstanding as of May 7, 1999

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
                                      INDEX
                                      -----

                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I            FINANCIAL INFORMATION

         Item     1.  Financial Statements

                      Statements of Financial Condition as of  March 31, 1999
                                   and December 31, 1998                                            3

                      Statements of Operations for the Three Months Ended
                                   March 31, 1999 and 1998                                          4

                      Statements of Cash Flows for the Three Months Ended
                                   March 31, 1999 and 1998                                          5

                      Notes to Financial Statements                                                 6

         Item     2.  Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations                              7

PART II           OTHER INFORMATION

         Item     1.  Legal Proceedings                                                             8

         Item     2.  Changes in Securities                                                         8

         Item     3.  Defaults Upon Senior Securities                                               8

         Item     4.  Submission of Matters to a Vote of Security Holders                           8

         Item     5.  Other Information                                                             8

         Item     6.  Exhibits and Reports on Form 8-K                                           8, 9

SIGNATURE                                                                                          10

INDEX TO EXHIBITS                                                                                  11

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                        STATEMENTS OF FINANCIAL CONDITION


                                                     March 31,      December 31,
                                                       1999            1998
                                                      ------          ------
                                                   (unaudited)
                                                     (in thousands, except par
                                                       value and share data)
Assets:

Cash                                                  $   11           $   11
Mortgage Pass-Through Certificates                       644              695
Receivables from affiliates                              678              619
Accrued Interest                                          15               16
                                                      ------           ------

            Total Assets                              $1,348           $1,341
                                                      ======           ======


Liabilities and Stockholder's Equity:

Other Payables                                        $   47           $   47
                                                      ------           ------

            Total Liabilities                             47               47
                                                      ------           ------

Stockholder's Equity:

Common stock, (par value $1.00 per share,
   1,000 shares authorized and outstanding)                1                1
Retained earnings                                      1,300            1,293
                                                      ------           ------

            Total Stockholder's Equity                 1,301            1,294
                                                      ------           ------

            Total Liabilities and
              Stockholder's Equity                    $1,348           $1,341
                                                      ======           ======


                 See Accompanying Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Three Months       Three Months
                                                   Ended               Ended
                                               March 31, 1999     March 31, 1998
                                               --------------     --------------
                                                         (in thousands)
Revenues:
Principal transactions                               $  3                $333
Interest income                                        14                 344
                                                   ------              ------
            Total revenues                             17                 677


Expenses:
Interest expense                                       --                 170
General and administrative expenses                     6                  --
                                                   ------              ------
            Total expenses                              6                 170


Income from operations before income
taxes                                                  11                 507

Income taxes                                            4                 177
                                                   ------              ------

Net income                                           $  7                $330
                                                   ======              ======


                 See Accompanying Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                 Three Months      Three Months
                                                    Ended             Ended
                                                March 31, 1999    March 31, 1998
                                                    ------            ------
                                                         (in thousands)
Cash Flows From Operating Activities:

Net income                                          $    7            $  330
Adjustments to reconcile net income to net cash
     Provided by (Used for) operating activities:
     Decrease (increase) in Mortgage Pass-Through
     Certificates                                       51               (28)
     (Increase) in receivables from affiliates         (59)               --
     (Increase) decrease in accrued
        interest receivable                              1               (89)
                                                    ------            ------
Net Cash Provided by
     Operating Activities                               --               213
                                                    ------            ------


Cash Flows From Financing Activities:

(Decrease) in payables to affiliates                    --              (213)
                                                    ------            ------
Net Cash (Used for) Financing
     Activities                                         --              (213)
                                                    ------            ------

Net increase in cash                                    --                --
                                                    ------            ------
Cash at beginning of period                             11                11
                                                    ------            ------
Cash at end of period                               $   11            $   11
                                                    ======            ======


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

         The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the significant accounting policies is set forth in Note 2 to the Company's December 31, 1998 Financial Statements contained in the Company's 1998 Form 10-K.

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


         Results of Operations (in thousands)

         The Company recorded no gains or (losses) on the sale of beneficial interests in trusts for the three months ended March 31, 1999 and March 31, 1998.

         There were no Bonds, Conduits, Splits, Multifamily or Home Equities issued during the three months ended March 31, 1999 and March 31, 1998.

         Net unrealized gains and losses on mortgage pass-through certificates are reflected in principal transactions. Realized gains and losses on the sale of mortgage pass-through certificates are also reflected in principal transactions. For the three months ended March 31, 1999 and March 31, 1998, principal transactions of $3 and $333, respectively, are included in the Company's Statement of Operations.

         Management fees, professional fees and other administrative expenses are paid by FBSC on behalf of the Company.


         Liquidity and Capital Resources

         The Company utilizes FBSC to borrow funds and facilitate the settlement of all transactions through intercompany accounts as required with FBSC.

                          PART II - OTHER INFORMATION.

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

Item 6.           Exhibits and Reports on Form 8-K (continued)

                  (b) Reports on Form 8-K:

                         Items Reported                Financial Statements Filed        Date of Filing
                         --------------                --------------------------        --------------
Item 5 & 7.      Other Events and
                 Monthly Statements and Exhibits             Not Applicable              January 7, 1999

Item 5 & 7.      Other Events and
                 Monthly Statements and Exhibits             Not Applicable              January 8, 1999

Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable              January 8, 1999

Items 5 & 7.     Other Events and
                 Monthly Statements and Exhibits             Not Applicable             February 1, 1999

Items 5 & 7.     Other Events and
                 Monthly Statements and Exhibits             Not Applicable             February 1, 1999

Items 5 & 7.     Other Events and
                 Monthly Statements and Exhibits             Not Applicable             February 1, 1999

Items 5 & 7.     Other Events and
                 Monthly Statements and Exhibits             Not Applicable             February 1, 1999

Items 5 & 7.     Other Events and
                 Monthly Statements and Exhibits             Not Applicable             February 1, 1999

Items 5 & 7.     Other Events and
                 Monthly Statements and Exhibits             Not Applicable             February 3, 1999

Items 5 & 7.     Other Events and
                 Monthly Statements and Exhibits             Not Applicable             February 3, 1999

Items 5 & 7.     Other Events and
                 Monthly Statements and Exhibits             Not Applicable             February 3, 1999

Items 5 & 7.     Other Events and
                 Monthly Statements and Exhibits             Not Applicable             February 3, 1999

Items 5 & 7.     Other Events and
                 Monthly Statements and Exhibits             Not Applicable             February 3, 1999

Items 5 & 7.     Other Events and
                 Financial Statements and Exhibits           Not Applicable               March 23, 1999

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



                                           Credit Suisse First Boston Mortgage
                                           Securities Corp.



                                           By:
                                              ----------------------------------
                                                       Thomas M. Zingalli
                                                    Controller and Principal
                                                        Accounting Officer
                                                  (Duly Authorized Officer and
                                                   Principal Accounting Officer)


Dated:  May 7, 1999

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


Dated:  May 7, 1997

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