Form 10-Q
period 1999-06-30
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 1999-08-13
CIK 802106

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

             ------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 1999
              Commission File Numbers 33-11623, 33-15833, 33-16145,
                     33-21329, 33-25751, 33-29239 33-33807,
                     33-51771, 33-53115, 33-25751, 33- 61167


              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
     ----------------------------------------------------------------------
     (Exact name of registrant as specified in its registration statements)


         Delaware                                                 13-3320910
----------------------------                                 -------------------
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)


11 Madison Avenue, New York, New York                               10010
---------------------------------------                      -------------------
(Address of principal executive office)                           (Zip Code)


Registrant's telephone number, including area code               212-325-1811
                                                             -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                        outstanding as of August 6, 1999

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Financial Condition as of  June 30, 1999
                    and December 31, 1998                                    3

                  Statements of Operations for the Six Months Ended
                    June 30, 1999 and 1998                                   4

                  Statements of Cash Flows for the Six Months Ended
                    June 30, 1999 and 1998                                   5

                  Notes to Financial Statements                              6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      7

PART II       OTHER INFORMATION

         Item 1.  Legal Proceedings                                          8

         Item 2.  Changes in Securities                                      8

         Item 3.  Defaults Upon Senior Securities                            8

         Item 4.  Submission of Matters to a Vote of Security Holders        8

         Item 5.  Other Information                                          8

         Item 6.  Exhibits and Reports on Form 8-K                        8, 9

SIGNATURE                                                                   10

INDEX TO EXHIBITS                                                           11

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                        STATEMENTS OF FINANCIAL CONDITION

                                                                 June 30,         December 31,
                                                                   1999               1998
                                                              --------------      --------------
                                                               (unaudited)
                                                        (in thousands, except par value and share data)
ASSETS:

Cash                                                          $           11      $           11
Mortgage Pass-Through Certificates                                       619                 695
Receivables from affiliates                                              711                 619
Accrued Interest                                                          17                  16
                                                              --------------      --------------

              Total Assets                                    $        1,358      $        1,341
                                                              ==============      ==============


LIABILITIES AND STOCKHOLDER'S EQUITY:

Other Payables                                                $           47      $           47
                                                              --------------      --------------

              Total Liabilities                                           47                  47
                                                              --------------      --------------

Stockholder's Equity:

Common stock, (par value $1.00 per share,
   1,000 shares authorized and outstanding)                                1                   1
Retained earnings                                                      1,310               1,293
                                                              --------------      --------------

              Total Stockholder's Equity                               1,311               1,294
                                                              --------------      --------------

              Total Liabilities and Stockholder's Equity      $        1,358      $        1,341
                                                              ==============      ==============



                 See Accompanying Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            Six Months          Six Months
                                              Ended                Ended
                                           June 30, 1999       June 30, 1998
                                          --------------      --------------
                                                    (in thousands)
Revenues:
Principal transactions                    $            4      $        1,457
Interest income                                       28                 583
                                          --------------      --------------
              Total revenues                          32               2,040


Expenses:
Interest expense                                    --                   363
General and administrative expenses                    6                   2
                                          --------------      --------------
              Total expenses                           6                 365


Income from operations before income
taxes                                                 26               1,675

Income taxes                                           9                 586
                                          --------------      --------------

Net income                                $           17      $        1,089
                                          ==============      ==============





                See Accompanying Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Six Months            Six Months
                                                             Ended                 Ended
                                                         June 30, 1999         June 30, 1998
                                                        ---------------       ---------------
                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $            17       $         1,089
Adjustments to reconcile net income to net cash
      Provided by (Used for) operating activities:
      Decrease in Mortgage Pass-Through
      Certificates                                                   76                 4,017
      (Increase) in receivables from affiliates                     (92)                 (174)
      (Increase) in accrued interest receivable                      (1)                 (193)
                                                        ---------------       ---------------
Net Cash Provided by
      Operating Activities                                            -                 4,739
                                                        ---------------       ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:

(Decrease) in payables to affiliates                                  -                (4,739)
                                                        ---------------       ---------------
Net Cash (Used for)  Financing
      Activities                                                      -                (4,739)
                                                        ---------------       ---------------

Net increase in cash                                                  -                     -
                                                        ---------------       ---------------
Cash at beginning of period                                          11                    11
                                                        ---------------       ---------------
Cash at end of period                                   $            11       $            11
                                                        ===============       ===============







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

         RESULTS OF OPERATIONS (in thousands)

         The Company recorded no gains or (losses) on the sale of beneficial interests in trusts for the six months ended June 30, 1999. For the six months ended June 30, 1998, the Company issued, as depositor, aggregate principal amounts of Conduits and Multifamily of $3,025,894,000.

         There were no Bonds, Conduits, Splits, Multifamily or Home Equities issued during the six months ended June 30, 1999 and June 30, 1998.

         Net unrealized gains and losses on mortgage pass-through certificates are reflected in principal transactions. Realized gains and losses on the sale of mortgage pass-through certificates are also reflected in principal transactions. For the six months ended June 30, 1999 and June 30, 1998, principal transactions of $4 and $1,457, respectively, are included in the Company's Statement of Operations.

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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

                  (b) REPORTS ON FORM 8-K:

      Items Reported               Financial Statements Filed     Date of Filing
      --------------               --------------------------     --------------

Item 5 & 7.  Other Events and
             Monthly Statements         Not Applicable            June 22, 1999
             and Exhibits

Item 5 & 7.  Other Events and
             Monthly Statements         Not Applicable            May 20, 1999
             and Exhibits

Item 5 & 7.  Other Events and
             Monthly Statements         Not Applicable            May 20, 1999
             and Exhibits

Item 5 & 7.  Other Events and
             Monthly Statements         Not Applicable            May 20, 1999
             and Exhibits

Item 5 & 7.  Other Events and
             Monthly Statements         Not Applicable            May 20, 1999
             and Exhibits

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Credit Suisse First Boston Mortgage
                                       Securities Corp.



                                       By:    THOMAS M. ZINGALLI
                                           -------------------------------------
                                                   Thomas M. Zingalli
                                                Controller and Principal
                                                    Accounting Officer
                                              (Duly Authorized Officer and
                                               Principal Accounting Officer)


Dated:  August 6, 1999

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