Form 10-Q
period 1999-09-30
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 1999-11-15
CIK 802106

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           ------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1999
      Commission File Numbers 33-11623, 33-15833, 33-16145, 33-21329, 33-25751,
                              33-29239 33-33807, 33-51771, 33-53115, 33-25751,
                              33- 61167

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
      -----------------------------------------------------------------------
     (Exact name of registrant as specified in its registration statements)


                Delaware                                                     13-3320910
             ------------                                          ---------------------
(State or other jurisdiction of incorporation)                    (I.R.S. Employer Identification No.)

11 Madison Avenue, New York, New York                                             10010
-------------------------------------                              ----------------------
(Address of principal executive office)                                       (Zip Code)

Registrant's telephone number, including area code                          212-325-1811
                                                                    ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                       outstanding as of November 8, 1999

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
                                      INDEX
                                      ------




                                                                                                   Page
                                                                                                  Number

PART I            FINANCIAL INFORMATION

         Item     1.  Financial Statements

                      Statements of Financial Condition as of  September 30, 1999
                                   and December 31, 1998                                            3

                      Statements of Operations for the Nine Months Ended
                                   September 30, 1999 and 1998                                      4

                      Statements of Cash Flows for the Nine Months Ended
                                   September 30, 1999 and 1998                                      5

                      Notes to Financial Statements                                                 6

         Item     2.  Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations                              7

PART II           OTHER INFORMATION

         Item     1.  Legal Proceedings                                                             8

         Item     2.  Changes in Securities                                                         8

         Item     3.  Defaults Upon Senior Securities                                               8

         Item     4.  Submission of Matters to a Vote of Security Holders                           8

         Item     5.  Other Information                                                             8

         Item     6.  Exhibits and Reports on Form 8-K                                           8, 9

SIGNATURE                                                                                           9

INDEX TO EXHIBITS                                                                                  10

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                                                 September 30,               December 31,
                                                                     1999                        1998

                                                            ------------------------   --------------------------
                                                                  (unaudited)

                                                            (in thousands, except par value and share data)
ASSETS:

Cash                                                                  $          11                  $        11
Mortgage Pass-Through Certificates                                              604                          695
Receivables from affiliates                                                     734                          619
Accrued Interest                                                                 15                           16
                                                                           ------------                -------------

              Total Assets                                            $       1,364               $        1,341
                                                                        ============                =============

LIABILITIES AND STOCKHOLDER'S EQUITY:

Other Payables                                                        $          47               $           47
                                                                        ------------                -------------

              Total Liabilities                                                  47                           47
                                                                        ------------                -------------

Stockholder's Equity:

Common stock, (par value $1.00 per share,
   1,000 shares authorized and outstanding)                                       1                            1
Retained earnings                                                             1,316                        1,293
                                                                        ------------                -------------

              Total Stockholder's Equity                                      1,317                        1,294
                                                                        ------------                -------------

              Total Liabilities and Stockholder's Equity              $       1,364               $         1,341
                                                                        ============                =============



                 See Accompanying Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                Three Months           Three Months         Nine Months            Nine Months
                                                    Ended                  Ended               Ended                  Ended
                                              September 30, 1999    September 30, 1998   September 30, 1999    September 30, 1998
                                              ------------------    ------------------   ------------------    ------------------
                                                           (in thousands)                             (in thousands)

Revenues:
Principal transactions                        $               1     $               24   $               5     $            1,481
Interest income                                              12                     38                  40                    621
                                              ------------------    ------------------   ------------------    ------------------
              Total revenues                                 13                     62                  45                  2,102



Expenses:
Interest expense                                              -                     23                   -                    386
General and administrative expenses                           3                      2                   9                      4
                                              ------------------    ------------------   ------------------    ------------------
              Total expenses                                  3                     25                   9                    390


Income from operations before income
taxes                                                        10                     37                  36                  1,712

Income taxes                                                  4                     13                  13                    599
                                              ------------------    ------------------   ------------------    ------------------
Net income                                    $               6     $               24   $              23     $            1,113
                                              ==================    ==================   ==================    ==================




                 See Accompanying Notes to Financial Statements.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (unaudited)

                                                                       Nine Months                           Nine Months
                                                                          Ended                                 Ended

                                                                   September 30, 1999                    September 30, 1998
                                                                 ------------------------              ------------------------
                                                                                          (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                       $                  23              $                   1,113
Adjustments to reconcile net income to net cash
      Provided by (Used for) operating activities:
      Decrease in Mortgage Pass-Through
      Certificates                                                                  91                                 4,015
      (Increase) in receivables from affiliates                                   (115)                                 (241)
      Decrease (Increase) in accrued interest receivable                             1                                  (148)
                                                                    ---------------------              ------------------------
Net Cash Provided by
      Operating Activities                                                           -                                 4,739
                                                                    ---------------------              ------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

(Decrease) in payables to affiliates                                                 -                                (4,739)
                                                                    ---------------------              ------------------------
Net Cash (Used for)  Financing
      Activities                                                                     -                                (4,739)
                                                                    ---------------------              ------------------------
Net increase in cash                                                                 -                                     -
                                                                    ---------------------              ------------------------
Cash at beginning of period                                                          11                                    11
                                                                    ---------------------              ------------------------
Cash at end of period                                            $                   11             $                      11
                                                                    =====================              ========================



                 See Accompanying Notes to Financial Statements

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          ------------------------------
                                   (unaudited)

(1)      DESCRIPTION OF BUSINESS

         Credit Suisse First Boston Mortgage Securities Corp. (the "Company"), is a wholly owned subsidiary of Credit Suisse Management Corporation ("FBSC"), which is a wholly owned subsidiary of Credit Suisse First Boston, Inc., a privately owned holding company.

         On 9/28/99 and 10/13/99 the company filed amendments 4 and 5 to increase the shelf amount by $11.0 billion and $1.25 billion, respectively.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         -----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

         RESULTS OF OPERATIONS (in thousands)
         ------------------------------------

         The Company recorded no gains or (losses) on the sale of beneficial interests in trusts for the nine months ended September 30, 1999.

         On 11/3/99 and 11/10/99, the Company issued $266,497 and $1,187,129, respectively, in Commercial/Multifamily Mortgage Pass-Through Certificates.

         Net unrealized gains and losses on mortgage pass-through certificates are reflected in principal transactions. Realized gains and losses on the sale of mortgage pass-through certificates are also reflected in principal transactions. For the nine months ended September 30, 1999 and September 30, 1998, principal transactions of $5 and $1,481, respectively, are included in the Company's Statement of Operations.

         Management fees, professional fees and other administrative expenses are paid by FBSC on behalf of the Company.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The Company utilizes FBSC to borrow funds and facilitate the settlement of all transactions through intercompany accounts as required with FBSC.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates and prices. The Company monitors market risks in accordance with established policies and may enter into various derivatives and U.S. Government securities transactions, as it deems necessary.

                          PART II - OTHER INFORMATION,
                          ----------------------------

Item 1.           LEGAL PROCEEDINGS
                  -----------------

                  None.

Item 2.           CHANGES IN SECURITIES
                  ---------------------

                  Not applicable

Item 3.           DEFAULTS UPON SENIOR SECURITIES
                  --------------------------------

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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

                  (b) REPORTS ON FORM 8-K:

                         ITEMS REPORTED                       FINANCIAL STATEMENTS FILED             DATE OF FILING
                         --------------                       --------------------------             --------------
Item 5.          Financial Statements, Pro Forma

                 Financial Information and Exhibits                Not Applicable                    July 8, 1999

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



Dated:  November 8, 1999

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

                                           Credit Suisse First Boston Mortgage
                                           Securities Corp.



                                            By:    THOMAS M. ZINGALLI
                                                   -------------------
                                                   Thomas M. Zingalli
                                                 Controller and Principal
                                                   Accounting Officer
                                               (Duly Authorized Officer and
                                                Principal Accounting Officer)

Dated:  November 8, 1999

                                INDEX TO EXHIBITS

Exhibit
NUMBER            DESCRIPTION OF EXHIBIT                                                                PAGE
-------           ----------------------                                                               -----
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