Form 10-K
period 2000-12-31
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 2001-03-19
CIK 802106

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2000

Commission File Number: 333-37616

CS First Boston Mortgage Securities Corp.
Home Equity Loan Trust Series 2000-1
(Exact Name of registrant as specified in its charter)
 DE                    		13-3320910
(State or Other Juris-		(I.R.S. Employer
diction of Incorporation)     Identification No.)

11 Madison Ave., New York, NY  10010
(Address of Principal Executive Office)

212-325-2000
(Registrant's telephone number, including area code)


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

Yes  X   No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 2000.

Not applicable.

Number of shares of common stock outstanding as of December 31, 2000.

Not applicable.