Form 10-K
period 2000-12-30
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 2001-04-16
CIK 802106

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                  FORM 10-K



                  Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2000

__________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
    Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-37616

  Credit Suisse First Boston Mortgage Securities Corp.
(Exact name of registrant as specified in its charter)

  Delaware                        13-3320910
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

11 Madison Avenue
New York, NY                                       10010

(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:(212) 325-1811

  Securities registered pursuant to Section 12(b) of the Act
        NONE
  Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes               X - No *
    * The closing date for the transaction was December 15, 2000

                                   PART I

Item 2.  Properties
  Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
     There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were Twenty-nine (29) participants in the DTC system holding positions in the Cede certificates.
  The following were Noteholders and Certificateholders of record as of the end of the reporting year.
  Credit Suisse First Boston Mortgage Securities Corp.
  Home Equity Loan Pass-Through Certificates:
  Series 2000-HE1 Class A-1       Cede & Co
  Series 2000-HE1 Class A-2       Cede & Co
  Series 2000-HE1 Class M-1       Cede & Co
  Series 2000-HE1 Class M-2       Cede & Co
  Series 2000-HE1 Class B         Cede & Co
  Series 2000-HE1 Class X         U.S. Bank Trust, NA
  Series 2000-HE1 Class P         U.S. Bank Trust, NA
  Series 2000-HE1 Class B-IO      U.S. Bank Trust, NA


                                  U.S. Bank Trust, NA
                                  Indenture Trustee under indenture dated
                                  Jan. 30, 2001 relating to CSFBMSC  NIMS
                                  Trust 2001-1
                                  Attn:  Structured Finance
                                  180 East Fifth Street
                                  St. Paul, MN  55101


































  There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosu Information required by Item 304 of Reg. S-K.

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

  (b)   Reports on Form 8-K
  The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
  NONE



  (c)    See (a) 3 above

  (d)    Not Applicable



                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Credit Suisse First Boston Mortgage Securities Corp.
Home Equity Loan Pass-Through Certificates: Series 2000-HE1

  /s/  Eve Kaplan,  Vice President
     U.S. Bank Trust National Association



Date:  March 31, 2001


                  EXHIBIT INDEX

  Exhibit Number  Description
           99.1   Annual Summary Statement
           99.2   Annual Statement of Compliance
           99.3   Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2000

  Credit Suisse First Boston Mortgage Securities Corp.
  Home Equity Loan Pass-Through Certificates: Series 2000-HE1
              Summary of Aggregate Amounts or End of Year Amounts

  Pool Balance                    $1,000,857,643.79
  Principal Collections                      $0.00
  Realized Loss                              $0.00
  Gross Interest Collections (1)             $0.00
  Servicer Fees                              $0.00
  Trustee Fees                               $0.00

  (1) Includes prepayment premiums if applicable.

  Deliquency Information
                  Number          Stated Principal Bal
  30-59 days                    0            $0.00
  60-89 days                    0            $0.00
  90+ days                      0            $0.00
  Foreclosures                  0            $0.00
  Bankruptcies                  0            $0.00
  REO Properties                0            $0.00


  Certificate     Balance         Interest         Principal

  Class A-1       $410,350,000.00            $0.00          $0.00
  Class A-2       $410,350,000.00            $0.00          $0.00
  Class M-1        $62,550,000.00            $0.00          $0.00
  Class M-2        $52,550,000.00            $0.00          $0.00
  Class B          $65,057,543.00            $0.00          $0.00
  Class X                   $0.00            $0.00          $0.00
  Class P                 $100.00            $0.00          $0.00
  Class B-IO       $37,000,000.00            $0.00          $0.00





















       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
  To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
  To be supplied upon receipt by the Trustee