Form 10-K
period 2001-12-31
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 2002-03-14
CIK 802106

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                  FORM 10-K



                  Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2001

__________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
    Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-61840

  Credit Suisse First Boston Mortgage Securities Corp, Series 2001-33 (Exact name of registrant as specified in its charter)

  Delaware                        13-3320910
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

11 Madison Avenue, 5th Floor
New York, New York                                           10010

(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:(212) 325-2000

  Securities registered pursuant to Section 12(b) of the Act
        NONE
  Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes               X - No *
    * The closing date for the transaction was 12/28/01

                                   PART I

Item 2.  Properties
  Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
     There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were less than 300 participants in the DTC system holding positions in the Cede certificates.
  The following were Noteholders and Certificateholders of record as of the end of the reporting year.
  Credit Suisse First Boston Mortgage Securities Corp
  Mortgage -Backed Pass-Through Certificates,
  Series 2001-33 Class I-A-1      Cede & Co.
  Series 2001-33 Class I-A-2      Cede & Co.
  Series 2001-33 Class I-A-3      Cede & Co.
  Series 2001-33 Class I-A-4      Cede & Co.
  Series 2001-33 Class I-A-5      Cede & Co.
  Series 2001-33 Class I-A-6      Cede & Co.
  Series 2001-33 Class I-A-7      Cede & Co.
  Series 2001-33 Class I-A-8      Cede & Co.
  Series 2001-33 Class I-A-9      Cede & Co.
  Series 2001-33 Class I-A-10     Cede & Co.
  Series 2001-33 Class I-A-11     Cede & Co.
  Series 2001-33 Class I-A-12     Cede & Co.
  Series 2001-33 Class I-A-13     Cede & Co.
  Series 2001-33 Class I-A-14     Cede & Co.
  Series 2001-33 Class I-A-15     Cede & Co.
  Series 2001-33 Class I-A-16     Cede & Co.
  Series 2001-33 Class I-A-17     Cede & Co.
  Series 2001-33 Class I-A-18     Cede & Co.
  Series 2001-33 Class I-A-19     Cede & Co.
  Series 2001-33 Class I-A-20     Cede & Co.
  Series 2001-33 Class I-A-21     Cede & Co.
  Series 2001-33 Class I-A-22     Cede & Co.
  Series 2001-33 Class I-A-23     Cede & Co.
  Series 2001-33 Class I-A-24     Cede & Co.
  Series 2001-33 Class I-A-25     Cede & Co.
  Series 2001-33 Class I-A-26     Cede & Co.
  Series 2001-33 Class I-A-27     Cede & Co.
  Series 2001-33 Class I-A-28     Cede & Co.
  Series 2001-33 Class I-A-29     Cede & Co.
  Series 2001-33 Class I-A-30     Cede & Co.
  Series 2001-33 Class I-A-31     Cede & Co.
  Series 2001-33 Class II-A-1     Cede & Co.
  Series 2001-33 Class II-A-2     Cede & Co.
  Series 2001-33 Class II-A-3     Cede & Co.
  Series 2001-33 Class II-A-4     Cede & Co.
  Series 2001-33 Class II-A-5     Cede & Co.
  Series 2001-33 Class II-A-6     Cede & Co.
  Series 2001-33 Class II-A-7     Cede & Co.
  Series 2001-33 Class II-A-8     Cede & Co.
  Series 2001-33 Class II-A-9     Cede & Co.
  Series 2001-33 Class II-A-10    Cede & Co.
  Series 2001-33 Class II-A-11    Cede & Co.
  Series 2001-33 Class II-A-12    Cede & Co.
  Series 2001-33 Class II-A-13    Cede & Co.
  Series 2001-33 Class II-A-14    Cede & Co.
  Series 2001-33 Class II-A-15    Cede & Co.
  Series 2001-33 Class II-A-16    Cede & Co.
  Series 2001-33 Class II-A-17    Cede & Co.
  Series 2001-33 Class II-A-18    Cede & Co.
  Series 2001-33 Class II-A-19    Cede & Co.
  Series 2001-33 Class II-A-20    Cede & Co.
  Series 2001-33 Class II-A-21    Cede & Co.
  Series 2001-33 Class II-A-22    Cede & Co.
  Series 2001-33 Class II-A-23    Cede & Co.
  Series 2001-33 Class II-A-24    Cede & Co.
  Series 2001-33 Class II-A-25    Cede & Co.
  Series 2001-33 Class II-A-26    Cede & Co.
  Series 2001-33 Class II-A-27    Cede & Co.
  Series 2001-33 Class II-A-28    Cede & Co.
  Series 2001-33 Class II-A-29    Cede & Co.
  Series 2001-33 Class III-A-1    Cede & Co.
  Series 2001-33 Class III-A-2    Cede & Co.
  Series 2001-33 Class III-A-3    Cede & Co.
  Series 2001-33 Class III-A-4    Cede & Co.
  Series 2001-33 Class III-A-5    Cede & Co.
  Series 2001-33 Class III-A-6    Cede & Co.
  Series 2001-33 Class III-A-7    Cede & Co.
  Series 2001-33 Class IV-A-1     Cede & Co.
  Series 2001-33 Class A-X        Cede & Co.
  Series 2001-33 Class III-X      Cede & Co.
  Series 2001-33 Class IV-X       Cede & Co.
  Series 2001-33 Class A-P        Cede & Co.
  Series 2001-33 Class IV-P       Cede & Co.
  Series 2001-33 Class C-B-1      Cede & Co.
  Series 2001-33 Class C-B-2      Cede & Co.
  Series 2001-33 Class C-B-3      Cede & Co.
  Series 2001-33 Class C-B-4      Credit Suisse First Boston
				  11 Madison Ave., 4th Floor
				  New York, NY 10010
  Series 2001-33 Class C-B-5      Credit Suisse First Boston
				  11 Madison Ave., 4th Floor
				  New York, NY 10010
  Series 2001-33 Class C-B-6      Credit Suisse First Boston
				  11 Madison Ave., 4th Floor
				  New York, NY 10010
  Series 2001-33 Class III-B-1    Cede & Co.
  Series 2001-33 Class III-B-2    Cede & Co.
  Series 2001-33 Class III-B-3    Cede & Co.
  Series 2001-33 Class III-B-4    Credit Suisse First Boston
				  11 Madison Ave., 4th Floor
				  New York, NY 10010
  Series 2001-33 Class III-B-5    Credit Suisse First Boston
				  11 Madison Ave., 4th Floor
				  New York, NY 10010
  Series 2001-33 Class III-B-6    Credit Suisse First Boston
				  11 Madison Ave., 4th Floor
				  New York, NY 10010

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

Credit Suisse First Boston Mortgage Securities Corp
Mortgage -Backed Pass-Through Certificates, Series 2001-33

  /s/  Mary Fonti,  Vice President
     Bank One, NA



Date:  March 31, 2002


                  EXHIBIT INDEX

  Exhibit Number  Description
           99.1   Annual Summary Statement
           99.2   Annual Statement of Compliance
           99.3   Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2001

  Credit Suisse First Boston Mortgage Securities Corp
  Mortgage -Backed Pass-Through Certificates, Series 2001-33
              Summary of Aggregate Amounts or End of Year Amounts

  Pool Balance                    $1,248,216,432.99
  Principal Collections                      $0.00
  Realized Loss                              $0.00
  Gross Interest Collections (1)             $0.00
  Servicer Fees                              $0.00
  Trustee Fees                               $0.00

  (1) Includes prepayment premiums if applicable.

  Deliquency Information
                  Number          Stated Principal Bal
  30-59 days                    0            $0.00
  60-89 days                    0            $0.00
  90+ days                      0            $0.00
  Foreclosures                  0            $0.00
  Bankruptcies                  0            $0.00
  REO Properties                0            $0.00


  Certificate     Balance         Interest         Principal

  Class I-A-1     $101,785,000.00            $0.00          $0.00
  Class I-A-2       $2,948,000.00            $0.00          $0.00
  Class I-A-3      $31,000,000.00            $0.00          $0.00
  Class I-A-4      $43,294,032.00            $0.00          $0.00
  Class I-A-5       $2,292,000.00            $0.00          $0.00
  Class I-A-6       $5,848,000.00            $0.00          $0.00
  Class I-A-7       $2,471,000.00            $0.00          $0.00
  Class I-A-8       $4,451,000.00            $0.00          $0.00
  Class I-A-9       $2,948,000.00            $0.00          $0.00
  Class I-A-10     $17,131,000.00            $0.00          $0.00
  Class I-A-11      $1,804,462.00            $0.00          $0.00
  Class I-A-12        $429,231.00            $0.00          $0.00
  Class I-A-13        $350,000.00            $0.00          $0.00
  Class I-A-14        $350,000.00            $0.00          $0.00
  Class I-A-15        $350,000.00            $0.00          $0.00
  Class I-A-16        $350,000.00            $0.00          $0.00
  Class I-A-17        $300,000.00            $0.00          $0.00
  Class I-A-18        $300,000.00            $0.00          $0.00
  Class I-A-19        $300,000.00            $0.00          $0.00
  Class I-A-20        $300,000.00            $0.00          $0.00
  Class I-A-21        $300,000.00            $0.00          $0.00
  Class I-A-22        $300,000.00            $0.00          $0.00
  Class I-A-23        $300,000.00            $0.00          $0.00
  Class I-A-24        $300,000.00            $0.00          $0.00
  Class I-A-25        $300,000.00            $0.00          $0.00
  Class I-A-26        $300,000.00            $0.00          $0.00
  Class I-A-27        $300,000.00            $0.00          $0.00
  Class I-A-28        $300,000.00            $0.00          $0.00
  Class I-A-29    $106,960,000.00            $0.00          $0.00
  Class I-A-30    $106,960,000.00            $0.00          $0.00
  Class I-A-31        $217,000.00            $0.00          $0.00
  Class II-A-1    $104,500,000.00            $0.00          $0.00
  Class II-A-2     $32,677,712.00            $0.00          $0.00
  Class II-A-3     $76,596,000.00            $0.00          $0.00
  Class II-A-4     $54,321,758.00            $0.00          $0.00
  Class II-A-5      $7,109,703.00            $0.00          $0.00
  Class II-A-6     $19,832,359.00            $0.00          $0.00
  Class II-A-7     $50,815,000.00            $0.00          $0.00
  Class II-A-8     $33,170,000.00            $0.00          $0.00
  Class II-A-9     $13,355,000.00            $0.00          $0.00
  Class II-A-10     $1,404,000.00            $0.00          $0.00
  Class II-A-11    $10,445,000.00            $0.00          $0.00
  Class II-A-12     $4,000,000.00            $0.00          $0.00
  Class II-A-13    $11,637,000.00            $0.00          $0.00
  Class II-A-14     $1,214,000.00            $0.00          $0.00
  Class II-A-15     $6,806,000.00            $0.00          $0.00
  Class II-A-16     $6,300,000.00            $0.00          $0.00
  Class II-A-17     $2,139,000.00            $0.00          $0.00
  Class II-A-18     $5,000,000.00            $0.00          $0.00
  Class II-A-19     $7,644,000.00            $0.00          $0.00
  Class II-A-20     $2,271,602.00            $0.00          $0.00
  Class II-A-21    $26,877,000.00            $0.00          $0.00
  Class II-A-22     $8,304,000.00            $0.00          $0.00
  Class II-A-23    $12,790,000.00            $0.00          $0.00
  Class II-A-24    $77,722,000.00            $0.00          $0.00
  Class II-A-25     $2,187,500.00            $0.00          $0.00
  Class II-A-26       $312,500.00            $0.00          $0.00
  Class II-A-27    $12,623,000.00            $0.00          $0.00
  Class II-A-28     $5,738,405.00            $0.00          $0.00
  Class II-A-29       $819,773.00            $0.00          $0.00
  Class III-A-1    $75,489,338.00            $0.00          $0.00
  Class III-A-2     $4,342,000.00            $0.00          $0.00
  Class III-A-3    $60,391,469.00            $0.00          $0.00
  Class III-A-4    $60,391,469.00            $0.00          $0.00
  Class III-A-5     $5,658,963.00            $0.00          $0.00
  Class III-A-6     $4,031,000.00            $0.00          $0.00
  Class III-A-7     $3,180,000.00            $0.00          $0.00
  Class IV-A-1     $49,046,897.00            $0.00          $0.00
  Class A-X         $6,500,490.00            $0.00          $0.00
  Class III-X       $9,034,394.65            $0.00          $0.00
  Class IV-X          $667,775.00            $0.00          $0.00
  Class A-P         $4,099,991.00            $0.00          $0.00
  Class IV-P          $365,446.00            $0.00          $0.00
  Class C-B-1      $15,775,603.00            $0.00          $0.00
  Class C-B-2       $8,703,726.00            $0.00          $0.00
  Class C-B-3       $3,807,880.00            $0.00          $0.00
  Class C-B-4       $2,719,914.00            $0.00          $0.00
  Class C-B-5       $2,175,931.00            $0.00          $0.00
  Class C-B-6       $2,175,934.81            $0.00          $0.00
  Class III-B-1     $2,323,634.00            $0.00          $0.00
  Class III-B-2     $1,282,004.00            $0.00          $0.00
  Class III-B-3       $560,876.00            $0.00          $0.00
  Class III-B-4       $400,626.00            $0.00          $0.00
  Class III-B-5       $320,501.00            $0.00          $0.00
  Class III-B-6       $320,503.53            $0.00          $0.00
  Class AR	      $	   100.00	     $0.00          $0.00

       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
  To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
  To be supplied upon receipt by the Trustee