Form 10-K
period 2001-12-25
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 2002-03-19
CIK 802106

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

  Credit Suisse First Boston Mortgage Securities Corp
(Exact name of registrant as specified in its charter)

  Delaware                        13-3320910
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

11 Madison Avenue, 5th Floor
New York, NY                                                 10010

(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:(212) 325-2000

  Securities registered pursuant to Section 12(b) of the Act
        NONE
  Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes               X - No *
    * The closing date for the transaction was November 30, 2001

                                   PART I

Item 2.  Properties
  Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
     There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were less than 300 participants in the DTC system holding positions in the Cede certificates.
  The following were Noteholders and Certificateholders of record as of the end of the reporting year.
  Credit Suisse First Boston Mortgage Securities Corp
  Mortgage Pass-Through Certificates
  Series 2001-28 Class IA1        Cede & Co.
  Series 2001-28 Class IA2        Cede & Co.
  Series 2001-28 Class IA3        Cede & Co.
  Series 2001-28 Class IIA1       Cede & Co.
  Series 2001-28 Class IX         Cede & Co.
  Series 2001-28 Class IP         Cede & Co.
  Series 2001-28 Class PP         CSFB (see below)
  Series 2001-28 Class IB1        Cede & Co.
  Series 2001-28 Class IB2        Cede & Co.
  Series 2001-28 Class IB3        Cede & Co.
  Series 2001-28 Class IB4        CSFB (see below)
  Series 2001-28 Class IB5        CSFB (see below)
  Series 2001-28 Class IB6        CSFB (see below)


	Credit Suisse First Boston Corp
	Transaction Manager/RMBS CSFB Corp
	Eleven Madison Avenue, 4th Floor
	New York, NY 10010

































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

  (b)   Reports on Form 8-K
  The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
  December 26, 2001



  (c)    See (a) 3 above

  (d)    Not Applicable



                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Credit Suisse First Boston Mortgage Securities Corp
Mortgage Pass-Through Certificates Series 2001-28

  /s/  Mary Fonti,  Vice President
     Bank One, NA



Date:  March 31, 2002


                  EXHIBIT INDEX

  Exhibit Number  Description
           99.1   Annual Summary Statement
           99.2   Annual Statement of Compliance
           99.3   Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2001

  Credit Suisse First Boston Mortgage Securities Corp
  Mortgage Pass-Through Certificates Series 2001-28
              Summary of Aggregate Amounts or End of Year Amounts

  Pool Balance                     $301,849,203.35
  Principal Collections              $3,072,498.71
  Realized Loss                              $0.00
  Gross Interest Collections (1)     $2,358,429.07
  Servicer Fees                        $125,273.68
  Trustee Fees                               $0.00

  (1) Includes prepayment premiums if applicable.

  Deliquency Information
                  Number          Stated Principal Bal
  30-59 days                  122    $8,483,765.17
  60-89 days                   10      $574,194.54
  90+ days                      0            $0.00
  Foreclosures                  0            $0.00
  Bankruptcies                  0            $0.00
  REO Properties                0            $0.00


  Certificate     Balance         Interest         Principal

  Class IA1       $202,071,775.49      $470,136.73  $2,335,498.26
  Class IA2       $202,071,775.49      $977,748.13          $0.00
  Class IA3        $19,555,334.00            $0.00    $226,015.97
  Class IIA1       $57,086,201.47      $334,404.14    $435,723.53
  Class IX         $22,021,548.76      $144,206.34          $0.00
  Class IP          $8,229,144.89            $0.00     $40,643.39
  Class PP                $100.00       $16,741.40          $0.00
  Class IB1         $8,822,300.40       $57,109.29     $20,428.76
  Class IB2         $2,281,628.74       $14,769.64      $5,283.30
  Class IB3         $1,521,085.83        $9,846.43      $3,522.20
  Class IB4           $760,542.91        $4,923.21      $1,761.10
  Class IB5           $456,325.35        $2,953.93      $1,056.66
  Class IB6         $1,064,763.76        $6,892.52      $2,465.48
  Class AR                  $0.00            $0.65        $100.00















       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
  To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
  To be supplied upon receipt by the Trustee