Form 10-K
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 2002-03-29
CIK 802106

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X - Yes         No


                                   PART I

Item 2.  Properties
  Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
     There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were less than 300 participants in the DTC system holding positions in the Cede certificates.
  The following were Noteholders and Certificateholders of record as of the end of the reporting year.
  First Nationwide Trust
  Mortgage-Backed Pass-Through Certificates:
  Series 2001-3 Class I-A-1       CEDE & CO
  Series 2001-3 Class II-A-1      CEDE & CO
  Series 2001-3 Class III-A-1     CEDE & CO
  Series 2001-3 Class III-A-2     CEDE & CO
  Series 2001-3 Class III-A-3     CEDE & CO
  Series 2001-3 Class I-X*        CEDE & CO
  Series 2001-3 Class I-P**       CEDE & CO
  Series 2001-3 Class I-B-1       CEDE & CO
  Series 2001-3 Class I-B-2       CEDE & CO
  Series 2001-3 Class I-B-3       CEDE & CO
  Series 2001-3 Class I-B-4       BEAR STEARNS SECURITIES
                                  PO BOX 596, Bowling Green Station
                                  New York, NY 10274
  Series 2001-3 Class I-B-5       BEAR STEARNS SECURITIES
                                  PO BOX 596, Bowling Green Station
                                  New York, NY 10274
  Series 2001-3 Class I-B-6       MORTGAGE OPPORTUNITY
                                  1801 Broadway #1201
                                  Denver, CO 80202
  Series 2001-3 Class II-B-1      CEDE & CO
  Series 2001-3 Class II-B-2      CREDIT SUISSE FIRST BOSTON CORP
                                  11 Madison Ave, 4th FLR
                                  New York, NY 10010




























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

  (b)   Reports on Form 8-K
  The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
  August 21, 2001; September 21, 2001; October 22, 2001;
  November 21, 2001; December 21, 2001;


  (c)    See (a) 3 above

  (d)    Not Applicable



                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Nationwide Trust
Mortgage-Backed Pass-Through Certificates: Series 2001-3

  /s/  Mary Fonti,  Trust Officer
     Bank One, NA



Date:  March 31, 2002


                  EXHIBIT INDEX

  Exhibit Number  Description
           99.1   Annual Summary Statement
           99.2   Annual Statement of Compliance
           99.3   Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2001

  First Nationwide Trust
  Mortgage-Backed Pass-Through Certificates: Series 2001-3
              Summary of Aggregate Amounts or End of Year Amounts

  Pool Balance                     $372,251,248.36
  Principal Collections             $39,402,410.25
  Realized Loss                              $0.00
  Gross Interest Collections (1)    $12,190,534.62
  Servicer Fees                        $521,137.77
  Trustee Fees                           $7,525.16

  (1) Includes prepayment premiums if applicable.

  Deliquency Information
                  Number          Stated Principal Bal
  30-59 days                    0            $0.00
  60-89 days                    0            $0.00
  90+ days                      0            $0.00
  Foreclosures                  0            $0.00
  Bankruptcies                  0            $0.00
  REO Properties                0            $0.00


  Certificate     Balance         Interest         Principal

  Class I-A-1     $175,924,536.66    $4,988,525.47  $1,811,863.34
  Class II-A-1     $62,260,889.25    $2,468,394.74 $15,715,810.75
  Class III-A-1   $106,741,120.65    $3,417,597.61 $21,919,879.35
  Class III-A-2     $4,195,906.42            $0.00          $0.00
  Class III-A-3    $14,748,700.00      $414,051.48          $0.00
  Class I-X*          $265,177.75        $7,477.28          $0.00
  Class I-P**           $4,547.19            $0.00         $21.81
  Class I-B-1       $3,210,628.06       $90,513.80     $12,671.94
  Class I-B-2       $1,375,969.23       $38,791.24      $5,430.77
  Class I-B-3         $733,853.57       $20,688.75      $2,896.43
  Class I-B-4         $366,926.78       $10,344.38      $1,448.22
  Class I-B-5         $366,926.78       $10,344.38      $1,448.22
  Class I-B-6         $366,980.58       $10,345.90      $1,448.79
  Class II-B-1      $1,719,749.86       $59,607.73     $39,800.14
  Class II-B-2        $234,511.28        $8,128.32      $5,427.29














       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
  To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
  To be supplied upon receipt by the Trustee