Form 10-K/A
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 2003-04-09
CIK 802106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 K/A

Amendment No. 1

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

This Amendment No. 1 on Form 10-K/A amends the Form 10-K to include Exhibit 99.1b which provides the annual independent accountant's servicing report from Clarion Partners, LLC, as Special Servicer, and Exhibit 99.2b which provides the report of management from Clarion Partners, LLC, as Special Servicer.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8 K.

  Exhibits

(99.1) Annual Independent Accountant's Servicing Report for the year ended

December 31, 2002.

a) Midland Loan Services, Inc., as Servicer <F2>

b) Clarion Partners, LLC, as Special Servicer <F1>

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002.

a) Midland Loan Services, Inc., as Servicer <F2>

b) Clarion Partners, LLC, as Special Servicer <F1>

(99.3) Annual Statement of Compliance for the year ended December 31, 2002.

a) Midland Loan Services, Inc., as Servicer <F2>

b) Clarion Partners, LLC, as Special Servicer <F2>

(99.4) Aggregate Statement of Principal and Interest Distributions to

Certificateholders as of December 31, 2002. <F2>

(99.5) Statement as to the report referred to in Exhibit 99.1(b) <F2>

(B) Reports on Form 8 K were filed during the last quarter of 2002 in order to provide statements for the monthly distributions to investors on October 18, 2002, November 18, 2002 and December 17, 2002.

<F1> Filed herewith.

<F2> Previously filed.

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

Date: April 9, 2003

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

Date: April 9, 2003

By: /s/ Anand Gajjar

Anand Gajjar

Vice President