Form 10-K
CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP
filed 2005-02-22
CIK 802106

Cendant2001-2_10k2001.TXT
				 UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333--100669


        Credit Suisse First Boston Mortgage Securities Corp.
        CDMC Mortgage-Backed Pass-Through Certificates
        Series 2001-2

       (Exact name of registrant as specified in its charter)



   New York
  (State or other jurisdiction of                 (I.R.S. Employer

  incorporation or organization)                  Identification No.)

   c/o The Bank of New York 			  13-3320910


  (Address of principal executive offices)     (Zip Code)
       101 Barclay 8W
       New York, NY 				  10286

  Registrants telephone number, including area code:
       212-815-3904


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.


  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  ___     No  X



  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.




  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.




  Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.




                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            Not applicable.



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




  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrants Common Equity and Related Stockholder
           Matters.


            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2001, the number of holders of record for each class of Certificate were as follows:

             A1  1
	     A2  1
	     A3  1
	     B1  1
	     B2  1
	     B3  1
	     B4  1
	     B5  1
	     P1  1
	     M1  1
	     X1  1

             Total: 11


  Item 6.  Selected Financial Data.

            Omitted.

  Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




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


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Controls and Procedures.
            Not applicable.


                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants Servicing Reports concerning servicing activities for the year ended December 31, 2001


     		Cendant Mortgage Securities Corporation


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.


      		Cendant Mortgage Securities Corporation


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.


                Cendant Mortgage Securities Corporation


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) Reports on Form 8-K, dated as of January 31, 2001 through December 31, 2001, were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.




   (c) Not applicable.



   (d) Omitted.

                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Credit Suisse First Boston Mortgage Securities Corp.
    Cendant Mortgage Securities Corporation
    Series 2001-2
    (Registrant)



  Signed: Credit Suisse First Boston Mortgage Securities Corp. as
  Depositor


  By: Andrew A. Kimura, President.

  By: /s/ Andrew A. Kimura, President.

  Dated: February 8, 2005

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.




--------------------------------------------------------------------------
      							        Ex. 99.1

		   [LETTERHEAD OF Deloitte & Touche LLP]

		       Independent Auditors Report


To Cendant Mortgage Corporation:

We have examined managements assertion about Cendant Mortgage Corporations compliance with the minimum servicing standards identified in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2001 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporations compliance with those minimum servicing standards. Our responsibility is to express an opinion on managements assertion about the entitys compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporations compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporations compliance with the minimum servicing standards.

In our opinion, managements assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Parsippany, NJ
February 15, 2002


-------------------------------------------------------------------------
      								Ex. 99.2

Management Attestment


Cendant Mortgage
3000 Leadenhall Road
Mount Laurel, NJ 08054

Ladies and Gentlemen:

As of and for the year ended December 31, 2001, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

Cendant Mortgage Corporation

/s/ Terence W. Edwards
-----------------------
Terence W. Edwards
President and Chief Executive Officer

/s/ Mark Danahy
---------------
Mark Danahy
Senior Vice President & Chief Financial Officer

/s/ Martin L. Foster
--------------------
Martin L. Foster
Senior Vice President Loan Servicing

------------------------------------------------------------------------

      						                Ex. 99.3

		       ANNUAL SERVICING CERTIFICATION


The undersigned officer certifies the following for Cendant
Mortgage Corp. for the 2001 calendar year. To the best of our knowledge:

h)	The activities and performances of the Servicer during the
        preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide and to the best of my knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Bank of NY:

i)	The Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

j)	The Fidelity Bond, the Errors and Omissions Insurance Policy
        and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;

k)	All premiums for each Hazard Insurance Policy, Flood Insurance
        Policy if applicable and Primary Mortgage Insurance Policy if applicable, with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

l)	All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid or if any such costs or expenses have been paid with respect to any Mortgaged Property the reason for the nonpayment has been reported to Bank of NY

m)	All Custodial Accounts have been reconciled and are properly funded and

n)	All annual reports of Foreclosure and Abandonment of Mortgaged
        Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


By: /s/ Marc J. Hinkle
    -------------------
    (Signature)

    Marc J. Hinkle
    ------------------
    (Printed name)

    Vice President Loan Servicing
    -------------------------------
    (Title)

    December 16, 2002
    ----------
    (Date)

------------------------------------------------------------------

      							Ex. 99.4


   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders


   Class                            Interest          Principal      Losses   Ending Balance
   A1                          7,470,374.33        43,153,804.74      0        98,640,195.26
   A2                            996,732.07                 0.00      0        17,088,728.00
   A3                            699,922.48                 0.00      0        12,000,000.00
   M                             207,048.98            25,746.27      0        3,535,586.73
   B1                             77,643.37             9,654.85      0        1,325,845.15
   B2                             51,762.23             6,436.57      0        883,896.43
   B3                             36,233.61             4,505.60      0        618,728.40
   B4                             20,704.88             2,574.63      0        353,558.37
   B5                             20,704.93             2,546.26      0        353,559.25
   X                             845,459.26                 0.00      0        11,326,172.79
   P                                   0.00               519.09      0        60,653.84
   R                                   0.63               100.00      0	       0.00



---------------------------------------------------------------

                     CERTIFICATION

   I, Andrew A. Kimura, certify that:


   1. I have reviewed this annual report on Form 10-K and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of CDMC Mortgage-Backed Pass-Through Certificates Series 2001-2;

   2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

   3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports;

   4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the pooling and servicing agreement; and

   5. The reports disclose all significant deficiencies relating to the servicers compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.


  In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
  The Bank of New York and Cendant Mortgage Securities Corporation.

  Dated: February 8, 2005




                                       By:_Andrew A. Kimura______________
                                       /s/ Andrew A. Kimura

				       Title:___President________________